Form 10-Q
period 1996-03-31
PEGASUS GOLD INC
filed 1996-05-14
CIK 746961

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                             ----------------------------
                             ----------------------------

                                      FORM 10-Q


  (Mark One)
     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                          OR

     / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                             ----------------------------
                             ----------------------------

                            COMMISSION FILE NUMBER 0-12207

                                  PEGASUS GOLD INC.
                (Exact name of registrant as specified in its charter)


          PROVINCE OF BRITISH COLUMBIA                        NONE
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

601 W. FIRST AVE., SUITE 1500, SPOKANE, WASHINGTON            99204
     (Address of principal executive offices)               (Zip Code)

                                    (509)624-4653
                 (Registrant's telephone number, including area code)

                             ----------------------------
                             ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      41,000,236
                                      ----------
           Common Shares, without par value, outstanding at April 30, 1996

                                  PEGASUS GOLD INC.
                                      FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 1996

                                        INDEX

                            PART I. FINANCIAL INFORMATION
                                                                         Page
Item #1

         CONSOLIDATED BALANCE SHEETS
          MARCH 31, 1996, AND DECEMBER 31, 1995. . . . . . . . . . . .    3

         CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED MARCH 31, 1996, AND 1995. . . . . . . . .    4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 1996, AND 1995. . . . . . . . .    5

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          THREE MONTHS ENDED MARCH 31, 1996, AND
          YEAR ENDED DECEMBER 31, 1995 . . . . . . . . . . . . . . . .    6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . .    7


Item #2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . .   11


                             PART II. OTHER INFORMATION


Item #6

         EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .   15

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .   16


In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                                  PEGASUS GOLD INC.
                             CONSOLIDATED BALANCE SHEETS
                        March 31, 1996, and December 31, 1995
                                    (In Thousands)



                                                                                1996                1995
                                                                                ----                ----
                                                  ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .         $44,919             $32,907
  Short-term investments . . . . . . . . . . . . . . . . . . . . . .          47,148              20,083
  Due from sales of products . . . . . . . . . . . . . . . . . . . .          23,093              28,545
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .          46,216              38,590
  Other current assets . . . . . . . . . . . . . . . . . . . . . . .           6,952               9,549
                                                                           ----------          ----------
       Total current assets. . . . . . . . . . . . . . . . . . . . .         168,328             129,674

Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,106              18,679
Property, plant, and equipment, net. . . . . . . . . . . . . . . . .         460,273             427,112
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,697               4,776
                                                                           ----------          ----------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . .        $652,404            $580,241
                                                                           ----------          ----------
                                                                           ----------          ----------
                                               LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities . . . . . . . . . .         $18,984             $20,281
  Accrued salaries, wages, and benefits. . . . . . . . . . . . . . .           7,540               9,223
  Mining taxes payable . . . . . . . . . . . . . . . . . . . . . . .           4,428               5,397
  Current portion of long-term debt. . . . . . . . . . . . . . . . .             ---              12,719
  Current portion of obligations under capital lease . . . . . . . .           3,252               3,015
                                                                           ----------          ----------
       Total current liabilities . . . . . . . . . . . . . . . . . .          34,204              50,635

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         115,000             121,099
Obligations under capital lease. . . . . . . . . . . . . . . . . . .          24,267              22,792
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .          44,831              44,901
Deferred site closure and remediation. . . . . . . . . . . . . . . .          38,138              38,180
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .           8,725               9,188
Other deferred liabilities . . . . . . . . . . . . . . . . . . . . .           5,670               4,742
                                                                           ----------          ----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . .         270,835             291,537
                                                                           ----------          ----------


Commitments and contingencies (Note 5)

                                           SHAREHOLDERS' EQUITY

Class A preferred shares, Series 1, C$10 par value:
  Authorized - 20,000,000 shares; none issued
Common shares, without value:
  Authorized - 200,000,000 shares; issued
  and outstanding, 1996 - 40,997,580 shares
  and 1995 - 34,825 203 shares . . . . . . . . . . . . . . . . . . .         424,409             334,214
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .         (49,118)            (49,131)
Foreign currency translation adjustment. . . . . . . . . . . . . . .           6,278               3,621
                                                                           ----------          ----------
       Total shareholders' equity. . . . . . . . . . . . . . . . . .         381,569             288,704
                                                                           ----------          ----------
       Total liabilities and shareholders' equity. . . . . . . . . .        $652,404            $580,241
                                                                           ----------          ----------
                                                                           ----------          ----------


           The accompanying notes are an integral part of the consolidated financial statements.

                                  PEGASUS GOLD INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended March 31, 1996, and 1995
                       (In Thousands Except Per Share Amounts)



                                                                               1996                 1995
                                                                               ----                 ----
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $48,790             $55,360
                                                                           ----------          ----------

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,569              38,171
Depreciation and amortization. . . . . . . . . . . . . . . . . . . .           9,217               8,688
                                                                              43,786              46,859
                                                                           ----------          ----------

Gross profit                                                                   5,004               8,501
                                                                           ----------          ----------

Operating expenses:
  General and administrative . . . . . . . . . . . . . . . . . . . .           3,373               3,193
  Royalties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,126               1,428
  Exploration and evaluation . . . . . . . . . . . . . . . . . . . .           1,456               5,426
  Provision for closure, remediation, and related costs. . . . . . .             534                 370
                                                                           ----------          ----------
                                                                               6,489              10,417
                                                                           ----------          ----------

Loss from operations                                                          (1,485)             (1,916)
                                                                           ----------          ----------

Other income (expense):
  Interest and other income. . . . . . . . . . . . . . . . . . . . .           1,347               1,057
  Interest expense, net of amounts capitalized . . . . . . . . . . .          (1,110)             (1,137)
  Equity in net income (loss) of affiliates. . . . . . . . . . . . .             742                (112)
  Gain (loss) on disposition of assets . . . . . . . . . . . . . . .            (190)                 31
                                                                           ----------          ----------
                                                                                 789                (161)
                                                                           ----------          ----------

Minority interest in consolidated subsidiary . . . . . . . . . . . .             ---                 267
                                                                           ----------          ----------

Loss before income taxes . . . . . . . . . . . . . . . . . . . . . .            (696)             (1,810)
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . .            (709)               ----
                                                                           ----------          ----------

Net income (loss)                                                                $13             $(1,810)
                                                                           ----------          ----------
                                                                           ----------          ----------

Net income (loss) per share                                                    $0.00              $(0.05)
                                                                           ----------          ----------
                                                                           ----------          ----------

Weighted average common shares outstanding                                    39,869              34,658
                                                                           ----------          ----------
                                                                           ----------          ----------


           The accompanying notes are an integral part of the consolidated financial statements.

                                  PEGASUS GOLD INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 1996, and 1995
                                    (In Thousands)



                                                                                1996                1995
                                                                                ----                ----
Operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .             $13             $(1,810)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . .           9,365               8,649
   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,146)               (125)
  Change in working capital accounts . . . . . . . . . . . . . . . .          (5,045)              3,409
                                                                              -------             -------
Net cash provided by operating activities. . . . . . . . . . . . . .           2,187              10,123
                                                                              -------             -------

Investing activities:
  Additions to property, plant, and equipment, net . . . . . . . . .         (34,287)             (5,261)
  Purchase of short-term investments . . . . . . . . . . . . . . . .         (27,065)               ----
  Purchase of investments. . . . . . . . . . . . . . . . . . . . . .             ---              (5,000)
  Acquisition of additional investment in subsidiary . . . . . . . .             ---              (4,792)
                                                                              -------             -------
Net cash used in investing activities                                        (61.352)            (15,053)
                                                                              -------             -------

Financing activities:
  Proceeds from issuance of common shares. . . . . . . . . . . . . .          90,193                 361
  Payments of long-term debt . . . . . . . . . . . . . . . . . . . .         (19,189)            (32,674)
  Payments of obligations under capital lease. . . . . . . . . . . .            (204)                ---
                                                                              -------             -------
Net cash provided by (used in) financing activities                           70,800             (32,313)
                                                                              -------             -------

Effect of exchange rate changes on cash and cash equivalents . . . .             377                (139)
                                                                              -------             -------

Net increase in cash and cash equivalents. . . . . . . . . . . . . .          12,012             (37,382)
Cash and cash equivalents, beginning of period . . . . . . . . . . .          32,907              89,316
                                                                              -------             -------

Cash and cash equivalents, end of period                                     $44,919             $51,934
                                                                              -------             -------
                                                                              -------             -------


           The accompanying notes are an integral part of the consolidated financial statements.

                                  PEGASUS GOLD INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 For the Three Months Ended March 31,1996, and the Year Ended December 31, 1995
                                    (In Thousands)



                                                                             Retained      Foreign
                                                        Common Shares        Earnings     Currency
                                                    ---------------------
                                                    Number of              (Accumulated  Translation
                                                     Shares        Amount     Deficit)    Adjustment
                                                    -------        ------     -------     ----------
Balance, December 31, 1994                         34,629,523    $332,110    $(46,178)     $6,410

Net loss . . . . . . . . . . . . . . . . . . . .                               (2,953)

Common shares issued for:
  Stock option plan. . . . . . . . . . . . . . .      157,925       1,686
  Employee savings plan and other. . . . . . . .       37,755         418
Foreign currency translation adjustment. . . . .                                           (2,789)
                                                   ----------    --------    --------     -------

Balance, December 31, 1995                         34,825,203     334,214     (49,131)      3,621

Net income (loss). . . . . . . . . . . . . . . .                                   13

Common shares issued for:
  Cash . . . . . . . . . . . . . . . . . . . . .    6,000,000      88,362
  Stock option plan. . . . . . . . . . . . . . .      170,042       1,796
  Employee savings plan and other. . . . . . . .        2,335          37

Foreign currency translation adjustment. . . . .                                            2,657
                                                   ----------    --------    --------     -------

Balance, March 31, 1996                            40,997,580    $424,409    ($49,118)     $6,278
                                                   ----------    --------    --------     -------
                                                   ----------    --------    --------     -------


           The accompanying notes are an integral part of the consolidated financial statements.

                                  PEGASUS GOLD INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, which is organized in British Columbia, presents all financial statements in United States dollars and under generally accepted accounting principles as practiced in the United States.

2. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, the financial information set forth in the accompanying unaudited interim consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature.

3.       INVENTORIES

Inventories consist of the following:
                                                       March 31,    Dec. 31,
                                                         1996        1995
                                                         ----        ----
           (IN THOUSANDS )
         Processed metals. . . . . . . . . . . .         $383        $107
         Stockpiled ore. . . . . . . . . . . . .        3,944       3,435
         Deferred mining costs . . . . . . . . .       34,597      27,781
         Materials and supplies. . . . . . . . .        7,292       7,267
                                                       -------     -------
                                                      $46,216     $38,590
                                                       -------     -------
                                                       -------     -------

4.       SHAREHOLDER'S EQUITY

In January 1996, the Company completed a public offering in the U.S. and Canada for 6,000,000 Common Shares at a price of C$21.00 per share (US$15.38). The net proceeds to the Company, after deducting expenses, were $88.4 million. The proceeds of the offering will be used to fund portions of the Mt. Todd Phase II, Pullalli and Zortman Extension capital projects. The Company also may use proceeds from this offering for the future acquisition of mineral properties and their subsequent exploration and development, and for other general corporate purposes.

5.       COMMITMENTS AND CONTINGENCIES

HEDGED PRODUCTION

At March 31, 1996, the Company's hedging program consists of the following:

                                                       Average
                                                        Price    Delivery
                                                       Per Unit   Period
                                                       --------   ------
     GOLD
         Forward sales                 686,298 ounces    $448   1996-1999
         Call options sold             307,160 ounces    $454   1996-1997
         Put options purchased         200,000 ounces    $390   1996-1997
     SILVER
         Forward sales               3,085,014 ounces   $5.19   1996-2001
     LEAD
         Forward sales               9,424,665 pounds   $0.29     1996
     ZINC
         Forward sales              18,105,278 pounds   $0.49     1996

                                  PEGASUS GOLD INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMON SHARES ISSUABLE

At March 31, 1996, a total of 10,797,512 shares of authorized common stock were reserved for the following:

         Convertible Notes . . . . . . . . . . .    7,709,067
         Stock options . . . . . . . . . . . . .    2,982,991
         Employee Savings Plan . . . . . . . . .      105,454
                                                   ----------
                                                   10,797,512
                                                   ----------
                                                   ----------

ZORTMAN EXTENSION

At the Zortman Mine, a plan of operation for the Zortman Extension was submitted to the regulatory agencies in May 1992. The Final Environmental Impact Statement ("FEIS") was issued in March 1996 and issuance of the Record of Decision on the FEIS could occur as early as the second quarter of 1996. Mining operations ceased during the first quarter of 1996 and construction of the Zortman Extension cannot proceed until the FEIS is approved, accordingly, the Company expects the interruption of mining operations to continue for up to 12 months from the date approval is received. Gold production will continue from leaching ore previously mined and loaded on the heap leach pads, but at a significantly reduced rate. Although the Company believes that it will likely receive approval for the construction and operation of the Zortman Extension, it is possible that an unfavorable decision could be issued, or a favorable decision could be appealed by third parties, creating further delays or causing the project to be abandoned. If the Zortman Extension does not proceed as planned, the Company would be required to write off the deferred development costs associated with the project, which amounted to $13,200,000 at March 31, 1996. In addition, the Company would be required to accrue a liability of at least $15,300,000 for reclamation and the construction of environmental treatment facilities, subject to negotiation and approval of changes to the final reclamation and closure requirements by State and Federal agencies.

LEGAL PROCEEDINGS

In 1993, the Department of Health and Environmental Sciences of the State of Montana ("DHES") filed a complaint in Montana First Judicial District Court against Pegasus Gold Corporation and Zortman Mining, Inc., alleging that they were discharging pollutants in violation of the Montana Water Quality Act. On June 6, 1995, a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in United States District Court for the District of Montana alleged similar violations under the Federal Clean Water Act. On June 6, 1995, the Island Mountain Protectors Association and the Assiniboine and Gros Ventre Tribes filed citizens' suits in the same court alleging similar violations as well as violations of discharge reporting requirements and claiming injury to their water rights. Although the Company denies the allegations in the complaints, the Company faces the possibility of a civil fine and additional water control, collection, and treatment programs. Construction costs associated with any required compliance program will be capitalized and amortized over the life of the Zortman Extension using the units of production method. Each of the three lawsuits has been stayed pending the outcome of settlement negotiations. The Company continues to make progress in negotiations to settle the outstanding lawsuits, and is attempting to include all claims by all parties into one settlement.

                                  PEGASUS GOLD INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

Technical and legal requirements associated with these matters are evolving as liabilities are evaluated. It is reasonably possible that the ultimate liability for these matters could be higher than the amount accrued at March 31, 1996.

In addition to the above, various lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company. While the ultimate liability cannot be determined at this time, management believes the disposition of the matters described above and other matters that are pending or asserted will not have a material adverse effect on the financial position of the Company or its results of operations.

Based on the Company's best estimate of its liability for these and other matters, $3,776,000 and $5,425,000 are included in deferred site closure and remediation for such liabilities at March 31, 1996, and December 31, 1995, respectively.

PURCHASE COMMITMENTS

At March 31, 1996, the Company had capital expenditure purchase commitments relating to the construction of Phase II at Mt. Todd, of approximately $60,400,000.

                                  PEGASUS GOLD INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       LONG-TERM DEBT

During the first quarter of 1996, Pegasus Gold Australia Pty Ltd. ("PGA") elected to prepay the entire A$25,300,000 ($US19,189,000) outstanding under its bank term loan and overdraft facility. No gain or loss resulted from the prepayment.

SUBSEQUENT EVENT

On April 19, 1996, the Company entered into a multi-currency reducing revolving credit facility with a syndicate of banks which provides for borrowings of up to $150,000,000. Borrowing under the facility may occur in the U.S., Canada and Australia, and in U.S., Canadian or Australian dollars with certain restrictions. Amounts borrowed under the facility bear interest at various rates (depending on the location of the borrowing) plus a spread tied to the Company's performance. The annual interest rate spread over these rates ranges from 0.65 percent to 1.75 percent. In addition, the Company is obligated to pay letter of credit fees which range from 0.65 percent per annum to 1.75 percent per annum on the aggregate amount of outstanding letters of credit, and commitment fees which range from 0.20 percent per annum to 0.50 percent per annum on the unused amount of the revolving credit facility. The amount available under the facility reduces annually, commencing in 1999, as follows:

         (In Thousands)
         1999. . . . . . . . . . . . . . . . . .      $20,000
         2000. . . . . . . . . . . . . . . . . .       35,000
         2001. . . . . . . . . . . . . . . . . .       45,000
         2002. . . . . . . . . . . . . . . . . .       50,000
                                                      --------
                                                     $150,000
                                                      --------
                                                      --------

Indebtedness under the facility is collateralized by a pledge of the shares of the Company's significant subsidiaries. The agreement includes restrictive covenants with respect to leverage ratios, interest coverage, tangible net worth, ore reserve adequacy and gold hedging. Funds available under the facility will be used to finance capital expenditures, for letters of credit and for general corporate purposes.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GOLD PRODUCTION

The following chart details gold production, cash production costs(1) and non-cash operating costs per ounce by location.

                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----
  ZORTMAN MINE:
  Ounces of gold produced. . . . . . . . . . . .       12,207      19,170
  Average cost per ounce produced:
    Cash production cost . . . . . . . . . . . .         $333        $289
    Depreciation and amortization. . . . . . . .          119          82
    Royalties. . . . . . . . . . . . . . . . . .          ---          11
                                                          ----        ----
  Total Production Cost                                  $452        $382
                                                          ----        ----
                                                          ----        ----

  MONTANA TUNNELS MINE:
  Ounces of gold produced. . . . . . . . . . . .       20,174      22,443
  Average cost per ounce produced:
    Cash production cost . . . . . . . . . . . .         $181        $175
    Depreciation and amortization. . . . . . . .          149         132
    Royalties. . . . . . . . . . . . . . . . . .           11          10
                                                          ----        ----
  Total Production Cost                                  $341        $317
                                                          ----        ----
                                                          ----        ----

  FLORIDA CANYON MINE:
  Ounces of gold produced. . . . . . . . . . . .       24,484      29,822
  Average cost per ounce produced: . . . . . . .
    Cash production cost . . . . . . . . . . . .         $255        $255
    Depreciation and amortization. . . . . . . .           74          50
    Royalties. . . . . . . . . . . . . . . . . .           10          10
                                                          ----        ----
  Total Production Cost                                  $339        $315
                                                          ----        ----
                                                          ----        ----

                                                       Three Months Ended
                                                            March 31,
                                                       1996         1995
                                                       ----         ----
 BEAL MOUNTAIN MINE:
 Ounces of gold produced . . . . . . . . . . . .        6,808       7,318
 Average cost per ounce produced:
   Cash production cost. . . . . . . . . . . . .         $305        $249
   Depreciation and amortization . . . . . . . .           99         117
   Royalties . . . . . . . . . . . . . . . . . .            6          19
                                                          ----        ----
 Total Production Cost                                   $410        $386
                                                          ----        ----
                                                          ----        ----

 BLACK PINE  MINE:
 Ounces of gold produced . . . . . . . . . . . .       18,864      28,746
 Average cost per ounce produced:
   Cash production cost. . . . . . . . . . . . .         $279        $243
   Depreciation and amortization . . . . . . . .           46          29
   Royalties . . . . . . . . . . . . . . . . . .           27          20
                                                          ----        ----
 Total Production Cost                                   $352        $292
                                                          ----        ----
                                                          ----        ----

 MT. TODD:
 Ounces of gold produced . . . . . . . . . . . .       15,623      14,724
 Attributable to Pegasus(2). . . . . . . . . . .       15,623       8,540
 Average cost per ounce produced:
   Cash production cost. . . . . . . . . . . . .         $395        $323
   Depreciation and amortization . . . . . . . .           88          62
   Royalties . . . . . . . . . . . . . . . . . .          ---         ---
                                                          ----        ----
 Total Production Cost                                   $483        $385
                                                          ----        ----
                                                          ----        ----

 CONSOLIDATED TOTALS:
 Ounces of gold produced . . . . . . . . . . . .       98,160     122,223
 Attributable to Pegasus(2). . . . . . . . . . .       98,160     116,039
 Average cost per ounce produced:
   Cash production cost. . . . . . . . . . . . .         $280        $251
   Depreciation and amortization . . . . . . . .           94          70
   Royalties . . . . . . . . . . . . . . . . . .           11          12
                                                          ----        ----
 Total Production Cost                                   $385        $333
                                                          ----        ----
                                                          ----        ----

 Average price per ounce sold                            $428        $391
                                                          ----        ----
                                                          ----        ----

(1) Cash production costs include all operating costs at the mines, including overhead and applicable mining taxes and credit for by-product revenues.
(2) The Company's ownership percentage in Pegasus Gold Australia was 58 percent through July 1995, 100 percent since August 1995.

REVENUES

GOLD: Revenue from the sale of gold decreased 12 percent to $42.0 million during the first quarter of 1996 compared to $47.8 million in 1995. Lower revenues are attributable to a 20 percent decline in gold production and lower by-product revenues, offset partially by a 9 percent increase in the realized gold price. Production declined as a result of the temporary cessation of mining at Zortman, lower grades at all of the properties, slower recovery from transition ore at Mt. Todd, and lower-than-expected solution application rates and crusher throughput at Florida Canyon.

The average realized gold prices for the first three months of 1996 and 1995 were $428 and $391 per ounce, respectively; compared to average first quarter COMEX gold prices of $400 and $380, in 1996 and 1995, respectively. The increased realized price per ounce of gold reflects higher spot gold prices and higher realized US Dollar prices on Australian Dollar denominated sales.

OTHER METALS: Sales of other metals decreased $0.7 million to $6.8 million in the first quarter of 1996. Lower production of zinc, silver and lead resulting from lower mill feed grades at Montana Tunnels were partially offset by increased prices for zinc and silver. Realized prices were $5.24 per ounce, $0.51 per pound, and $0.16 per pound for silver, zinc, and lead, respectively; compared to $4.49, $0.44, and $0.25, respectively, in the first quarter of 1995.

OPERATING COSTS

The average cash cost of production increased to $280 per ounce of gold compared to $251 per ounce in the first quarter of 1995. Increased cash costs reflect the decline in production. Cash costs increased at Zortman as a result of the temporary cessation of mining. At Montana Tunnels and Black Pine, increased cash costs resulted from lower production. The cash cost per ounce at Florida Canyon was unchanged as the effect of lower production was offset by lower costs from the implementation of self-mining during the quarter. The cost per ounce at Beal Mountain increased as a result of lower ore grade and a higher strip ratio, and at Mt. Todd, cash costs increased as a result of lower grade, an increase in the stripping ratio and slower recovery from the transition ore mined during the quarter.

The depreciation charge increased 32 percent to $94 per ounce in 1996, compared to $71 per ounce in 1995. The increase relates to lower production, increased property, plant, and equipment balances and higher amortization for reclamation and closure costs which increased late in 1995. Royalty expense decreased 8 percent to $11 per ounce in the first quarter of 1996 because of lower royalties at Beal Mountain and Zortman.

Exploration and evaluation expenses of $1.5 million in the first quarter of 1996 are 73 percent lower than during the same period in 1995. In 1996, expenditures at Pullalli and Diamond Hill have been capitalized as a result of development decisions while exploration and evaluation expense for the first quarter of 1995 included $2.1 million for ongoing resource delineation work on these properties.

General and administrative expenses increased 6 percent to $3.4 million in the first quarter of 1996 primarily as a result of increased travel costs associated with the Company's foreign operations and increased fees for outside services.

OTHER INCOME (EXPENSE) AND TAXES

Interest and other income increased $0.3 million to $1.3 million during the first quarter of 1996. The increase results from higher average cash and short-term investment balances. Investment yields averaged 5.7 percent and 5.8 percent for the periods ended March 31, 1996 and 1995, respectively.

Interest expense was unchanged at $1.1 million for the quarter. Increased interest cost associated with $115 million of subordinated convertible notes issued in April 1995 was offset by the capitalization of $1.6 million of interest in connection with construction projects. No interest was capitalized during the first quarter of 1995.

Equity in net income of affiliates comprises the Company's proportionate share of earnings from the Emerging Markets Gold Fund offset by the Company's share of losses from USMX. The income tax benefit results from the recognition of certain refund claims allowed upon resolution of certain periods reviewed by the IRS.

FINANCING, CAPITAL INVESTMENT AND LIQUIDITY

The Company's liquidity and capital structure improved during the quarter with the issuance of 6,000,000 common shares for net proceeds of $88.4 million.

At March 31, 1996, the Company had working capital of $134.1 million, compared to working capital of $79.0 million at the end of 1995. Cash and short-term investments totaled $92.1 million at March 31, 1996, compared with $53.0 million at the end of 1995.

Cash flow provided by operating activities for the first quarter was $2.2 million, compared to $10.1 million during the same period in 1995. The decrease relates primarily to increased inventory from the addition of ounces to heap leach pads at Florida Canyon and Mt. Todd. During the quarter, the Company raised $88.4 million, net of expenses, from the issuance of 6,000,000 common shares in Canada and the U.S. In addition, the Company invested $34.3 million on capital additions, $27.1 million in short-term investments, and made payments on outstanding long-term debt amounting to $19.2 million during the quarter.

On April 19, 1996, the Company entered into a six-year $150 million multi-currency revolving credit facility with a syndicate of banks. Borrowings under the facility may occur in the U.S., Canada and Australia, and in U.S., Canadian or Australian dollars with certain restrictions. Funds available under the facility may be used for general corporate purposes including the financing of construction costs at Mt. Todd, Zortman or Pullalli.

Capital requirements during 1996 are expected to exceed operating cash flow. However, the Company believes that the $92.1 million in cash and short-term investments on hand, along with cash flows from operations, and funding available under the revolving credit facility described above, will be adequate to meet its cash requirements during that period.

HEDGING

Profitability of the Company is tied directly to the price of gold and, to a lesser extent, the prices of its by-products, particularly zinc. The price of gold is unpredictable and affected by many factors beyond the Company's control. Through the use of hedging strategies, the Company manages its exposure to price risk, without eliminating all favorable price exposure. In addition, the Company enters into interest rate swaps and foreign currency exchange agreements to manage fluctuations in interest and foreign exchange rates.

                             PART II.  OTHER INFORMATION

                                  PEGASUS GOLD INC.


Items  2, 3, 4, and 5 of Part II are omitted from this report as inapplicable.

Item 1.  Legal Proceedings
         See Part 1 - Item 1 - "Notes to Consolidated Financial Statements."
         Note 5, Paragraph 4 under "Legal Proceedings" which information is incorporated herein by reference.

Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits

              10.0 Multi-currency Reducing Revolving Credit Facility dated April 19, 1996
              11.0  Computation of Earnings Per Share
              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K:

              One report on Form 8-K was filed during the quarter ended March 31, 1996. The report, dated January 8, 1996, as amended, was submitted in accordance with item 5 "Other Events", reported the public offering of common shares, changes in Company management, share ownership of directors and executive officers of the Company, and updated certain exhibits relevant to the Company's registration statement on Form S-3 (Registration No. 33-72410).

                                  PEGASUS GOLD INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEGASUS GOLD INC.
                                        (Registrant)



     Date:  May    14    , 1996          By:  /s/  Phillips S. Baker, Jr.
                -------                      --------------------------------
                                             Phillips S. Baker, Jr.
                                             Vice President, Finance,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer