Form 10-K/A
period 1995-12-31
PEGASUS GOLD INC
filed 1996-06-28
CIK 746961

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
 (Mark One)
    /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                               -------------------
                               -------------------

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

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
           Title of each class                     on which registered
     COMMON SHARES WITHOUT PAR VALUE             AMERICAN STOCK EXCHANGE
                                               THE TORONTO STOCK EXCHANGE
                                                    MONTREAL EXCHANGE

                               -------------------
                               -------------------

        Securities registered pursuant to section 12(g) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of the voting stock held by non affiliates of the registrant on February 29, 1996, based on the closing price of the shares on the American Stock Exchange was approximately $646 million.

Common shares outstanding as of February 29, 1996, was 40,990,172.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement and Information Circular for the 1995 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III.

                                     PART IV

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Supplementary Data. Consolidated financial statements of the Company and its subsidiaries are incorporated under
          Item 8 of this Form 10-K.

(a)(2)    No financial statement schedules are required

(a)(3)    Exhibits

The Exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K. All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

     3.1       Memorandum of Registrant as Amended May 31,
               1985, and May 22, 1987, (incorporated by reference to Exhibit 3.1 to the Registrant's
               Registration Statement No. 33-14910).

     3.2 Articles of Registrant as Amended May 31, 1985, and May 22, 1987, (incorporated by reference to Exhibit 3.2 to the Registrant's Registration
               Statement No. 33-14910).

     3.3 Amendment to the Company Memorandum dated December 1, 1988, regarding terms and conditions of preferred shares, Series 1 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 1988).

     4.1 Amended and Restated Shareholder Protection Rights Plan Agreement dated as of December 5, 1988, including Amendment No. 1 dated as of February 5, 1989, between Pegasus Gold Inc. and Central Guaranty Trust Company as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1988).

     4.2 Amendment to the Shareholder Protection Rights Plan Agreement dated December 28, 1990, between Pegasus Gold Inc. and Central Guaranty Trust Company as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1990).

      4.3      Indenture dated as of April 15, 1995, between
               Pegasus Gold Inc. And the Bank of New York respecting U.S. $115,000,000 6.25% Convertible
               Subordinated Notes Due 2002

     10.1      Description of Employee Savings Plan of
               Registrant Effective July 1, 1984, as amended
               May 22, 1987, (incorporated by reference to
               Exhibit 10.10 to the Registrant's Registration
               Statement No. 33-00290).

     10.2 Amended and Restated Employee Savings Plan of Pegasus Gold Corporation as amended October 1, 1988, (incorporated by reference to Exhibit
               10.25 of the Registrant's Form 10-K for the year ended December 31, 1988).

     10.3 1987 Incentive Stock Option Plan dated May 22, 1987, as amended June 16, 1989, and May 29, 1992, and April 27, 1995 (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1995).

     10.4 1989 Non-Employee Directors' Stock Option Plan, dated June 16, 1989 (incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-K for the year ended December 31, 1989).

     10.5 Employment Agreement dated January 29, 1993, between Allan M. Park, Pegasus Gold Inc. and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992).

     10.6 Employment Agreement dated January 29, 1993, between Werner G. Nennecker, Pegasus Gold Inc. and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1992).

     10.7 Employment Agreement dated January 24, 1994, between Phillips S. Baker, Jr., Pegasus Gold Inc. and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1993).

     10.8      Employment Agreement dated May 27, 1994, between
               Terry Bauer, Pegasus Gold Inc. and Pegasus Gold
               Corporation.

     10.9 Employment Agreement dated September 14, 1994, among Eric B. Ovlen, Pegasus Gold Inc. and
               Pegasus Gold Corporation.

     10.10     Employment Agreement dated June 30, 1995, among
               Robert A. Lonergan, Pegasus Gold Inc, and
               Pegasus Gold Corporation.

     10.11 Employment Agreement dated July 31, 1995, between Trevor S. Schultz, Pegasus Gold Inc., and Pegasus Gold Corporation.

     10.12 Employment Agreement dated September 29, 1995, between James G. Geyer, Pegasus Gold Inc., and
               Pegasus Gold Corporation.

     10.13 Lease Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated June 15, 1991; Lease Supplement No. 1 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated June 19, 1991; Bill of Sale from Pegasus Gold Corporation; Tax Indemnity Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated June 15, 1991; Guaranty Agreement of Pegasus Gold Inc., dated June 15, 1991; Lease Supplement No. 2 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated June 28, 1991; Lease Supplement No. 3 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated July 17, 1991; Bill of Sale from Pegasus Gold Corporation; Letter Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated July 17, 1991; First Amendment and Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated July 17, 1991; Lease Supplement No. 4 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated October 31, 1991; Bill of Sale from Pegasus Gold Corporation, dated October 31, 1991 (incorporated by reference to
               Exhibit 10.16 of the year ended December 31,
               1991); Lease Supplement No. 5 between
               Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated March 6, 1993; Bill of Sale from Pegasus Gold Corporation, dated March 6, 1993; Lease Supplement No. 5 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated December 28, 1995; and Bill of Sale from Pegasus gold Corporation, dated December 28, 1995.

     11.1      A Statement of Computation Earnings Per Share .

     21.1      Subsidiaries of Registrant.

     23.1      Consent of Independent Auditors of Registrant

     28.1*     Form 11-K - Annual Report of the Pegasus Gold
               Employee Savings Plan

     (b)       Reports on Form 8-K:

               None

                               PEGASUS GOLD INC.
                                   FORM 10-K/A
                                DECEMBER 31, 1995

                                     PART IV



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to the annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEGASUS GOLD INC.

                                        By: /s/  Phillips S. Baker, Jr.
                                           ---------------------------------
                                           Phillips S. Baker, Jr.
                                           Vice President, Finance and Chief
                                           Financial Officer
Date: /s/ June 28   , 1996
     ---------------