Form 10-Q
period 1996-06-30
PEGASUS GOLD INC
filed 1996-08-13
CIK 746961

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------

                                    FORM 10-Q


     (Mark One)
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

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

                                 (509) 624-4653
              (Registrant's telephone number, including area code)

                                 --------------

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

                                   41,067,481
         Common Shares, without par value, outstanding at July 31, 1996

                               PEGASUS GOLD INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                         Page
                                                                         ----

Item #1
          CONSOLIDATED BALANCE SHEETS
            JUNE 30, 1996, AND DECEMBER 31, 1995 .........................  3

          CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995 ....  4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 1996, AND 1995 .....................  5

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            SIX MONTHS ENDED JUNE 30, 1996, AND
            YEAR ENDED DECEMBER 31, 1995 .................................  6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .....................  7


Item #2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................ 11


                           PART II. OTHER INFORMATION


Item #1
          LEGAL PROCEEDINGS .............................................. 17

Item #4
          SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .......... 17

Item #6
          EXHIBITS AND REPORTS ON FORM 8-K ............................... 17

          SIGNATURES ..................................................... 18




In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                                PEGASUS GOLD INC.
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1996, and December 31, 1995
                                 (In Thousands)
                                                                 1996      1995
                                                                 ----      ----
                                     ASSETS
Current assets:
     Cash and cash equivalents ............................   $16,308   $32,907
     Short-term investments ...............................    19,459    20,083
     Due from sales of products ...........................    24,627    28,545
     Inventories ..........................................    54,117    38,590
     Other current assets .................................     7,961     9,549
                                                            ---------  --------
          Total current assets ............................   122,472   129,674

Investments ...............................................    23,180    18,679
Property, plant, and equipment, net .......................   503,384   427,112
Other assets ..............................................     5,796     4,776
                                                            ---------  --------
          Total assets ....................................  $654,832  $580,241
                                                            ---------  --------
                                                            ---------  --------
                                   LIABILITIES
Current liabilities:
     Accounts payable and other current liabilities .......   $21,315   $20,281
     Accrued salaries, wages, and benefits ................     8,678     9,223
     Mining taxes payable .................................     4,068     5,397
     Current portion of long-term debt ....................        --    12,719
     Current portion of obligations under capital lease ...     3,509     3,015
                                                            ---------  --------
          Total current liabilities .......................    37,570    50,635

Long-term debt ............................................   115,000   121,099
Capital lease obligations .................................    24,309    22,792
Deferred income taxes .....................................    42,724    44,901
Deferred site closure and remediation .....................    38,367    38,180
Deferred revenue ..........................................     8,409     9,188
Other deferred liabilities ................................     6,337     4,742
                                                            ---------  --------
          Total liabilities ...............................   272,716   291,537
                                                            ---------  --------
                                                            ---------  --------

Commitments and contingencies (Note 5)

                              SHAREHOLDERS' EQUITY

Class A preferred shares, Series 1, C$10 par value:
     Authorized - 20,000,000 shares; none issued
Common shares, without value:
     Authorized - 200,000,000 shares; issued
     and outstanding, 1996 - 41,065,117 shares
     and 1995 - 34,665,366 shares .........................   425,114   334,214
Accumulated deficit .......................................   (50,831)  (49,131)
Foreign currency translation adjustment ...................     7,833     3,621
                                                            ---------  --------
          Total shareholders' equity                          382,116   288,704
                                                            ---------  --------
          Total liabilities and shareholders' equity         $654,832  $580,241
                                                            ---------  --------
                                                            ---------  --------
The accompanying notes are an integral part of the consolidated financial statements.

                                PEGASUS GOLD INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1996, and 1995
                     (In Thousands Except Per Share Amounts)

                                        Three Months Ended          Six Months Ended
                                             June 30,                  June 30,
                                         1996         1995          1996        1995
                                         ----         ----          ----        ----

Sales ..............................  $  56,958    $  62,314     $ 105,748   $ 117,674

Cost of sales ......................     41,245       43,238        75,814      81,409
Depreciation and amortization ......     10,045        9,522        19,262      18,210
                                      ---------    ---------     ---------   ---------
                                         51,290       52,760        95,076      99,619
                                      ---------    ---------     ---------   ---------

Gross profit .......................      5,668        9,554        10,672      18,055
                                      ---------    ---------     ---------   ---------

Operating expenses:
   General and administrative ......      3,292        3,354         6,665       6,547
   Royalties .......................      1,130        1,408         2,256       2,836
   Exploration and evaluation ......      2,152        5,834         3,608      11,260
   Closure, remediation and
    related costs ..................        500          625         1,000         995
   Care and maintenance ............        424        ---             458         ---
                                      ---------    ---------     ---------   ---------
                                          7,498       11,221        13,987      21,638

Loss from operations ...............     (1,830)      (1,667)       (3,315)     (3,583)
                                      ---------    ---------     ---------   ---------

Other income (expense):
   Interest and other income .......        995        2,229         2,342       3,286
   Interest expense, net of amounts
    capitalized ....................       (724)      (2,179)       (1,834)     (3,316)
   Equity in net income (loss) of
    affiliates .....................       (244)        (184)          498        (296)
   Gain (loss) on disposition of
    assets .........................         20          (17)         (170)         14
                                      ---------    ---------     ---------   ---------
                                             47         (151)          836        (312)
                                      ---------    ---------     ---------   ---------

Minority interest in loss of
 subsidiary ........................       ---           615           ---         882
                                      ---------    ---------     ---------   ---------

Loss before income taxes ...........     (1,783)      (1,203)       (2,479)     (3,013)
Income tax benefit .................        (70)        ---           (779)       ---
                                      ---------    ---------     ---------   ---------

Net loss ...........................    $(1,713)     $(1,203)      $(1,700)    $(3,013)
                                      ---------    ---------     ---------   ---------
                                      ---------    ---------     ---------   ---------

Net loss per share .................     $(0.04)      $(0.03)       $(0.04)     $(0.09)
                                      ---------    ---------     ---------   ---------
                                      ---------    ---------     ---------   ---------

Weighted average common shares
 outstanding .......................     41,334       34,763        40,492      34,713
                                      ---------    ---------     ---------   ---------
                                      ---------    ---------     ---------   ---------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                                PEGASUS GOLD INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996, and 1995
                                 (In Thousands)

                                                           1996        1995
                                                           ----        ----
Operating activities:
Net loss                                               $  (1,700)   $ (3,013)
     Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Depreciation and amortization ..............      19,558      18,543
        Other, net .................................      (1,372)       (186)
     Change in working capital accounts ............     (13,038)      4,012
                                                       ----------   ---------
Net cash provided by operating activities ..........       3,448      19,356
                                                       ----------   ---------

Investing activities:
     Additions to property, plant, and equipment,
      net ..........................................     (88,595)    (14,604)
     Sale of property, plant, and equipment ........       3,881        ---
     Sale of short-term investments ................         624        ---
     Purchase of investments .......................      (4,630)     (5,000)
     Proceeds from investments .....................        ---        3,000
     Acquisition of additional investment in
      subsidiary ...................................        ---       (4,955)
                                                       ----------   ---------
Net cash used in investing activities ..............     (88,720)    (21,559)
                                                       ----------   ---------

Financing activities:
     Proceeds from issuance of long-term debt ......        ---      115,000
     Proceeds from issuance of common shares .......      90,900         384
     Payments of long-term debt ....................     (19,189)    (38,271)
     Debt issuance costs ...........................      (1,806)     (3,616)
     Payments of obligations under capital lease ...      (1,413)       ---
                                                       ----------   ---------
Net cash provided by financing activities ..........      68,492      73,497
                                                       ----------   ---------

Effect of exchange rate changes on cash and
 cash equivalents ..................................         181        (600)
                                                       ----------   ---------

Net increase (decrease) in cash and cash
 equivalents .......................................     (16,599)     70,694
Cash and cash equivalents, beginning of period .....      32,907      89,316
                                                       ----------   ---------

Cash and cash equivalents, end of period ...........   $  16,308    $160,010
                                                       ----------   ---------
                                                       ----------   ---------

               The accompanying notes are an integral part of the
                        consolidated financial statements.

                                PEGASUS GOLD INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   For the Six Months Ended June 30,1996, and the Year Ended December 31, 1995
                                 (In Thousands)


                                               Common Shares         Retained     Foreign
                                                                     Earnings     Currency
                                           Number of               (Accumulated  Translation
                                             Shares       Amount     Deficit)    Adjustment

Balance, December 31, 1994 .............   34,629,523   $ 332,110   $ (46,178)      $ 6,410

Net loss ...............................                               (2,953)

Common shares issued for:
     Stock option plan .................      157,925       1,686
     Employee savings plan and other ...       37,755         418
Foreign currency translation
 adjustment ............................                                             (2,789)
                                          -----------    --------     ---------      -------

Balance, December 31, 1995 .............   34,825,203     334,214     (49,131)        3,621

Net loss ...............................                               (1,700)

Common shares issued for:
     Cash ..............................    6,000,000      88,238
     Stock option plan .................      234,117       2,590
     Employee savings plan and other ...        5,797          72

Foreign currency translation
 adjustment ............................                                              4,212
                                          -----------    --------    ---------     --------

Balance, June 30, 1996 .................   41,065,117   $ 425,114   $ (50,831)     $  7,833
                                          -----------    --------    ---------     --------
                                          -----------    --------    ---------     --------


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

3.   INVENTORIES

Inventories consist of the following:

                                                JUNE 30,    DEC. 31,
                                                  1996        1995
                                               ---------   --------
       (IN THOUSANDS)
     Processed metals..........................   $133        $107
     Stockpiled ore............................  4,881       3,435
     Deferred mining costs..................... 40,764      27,781
     Materials and supplies....................  8,339       7,267
                                               -------     -------
                                               $54,117     $38,590
                                               -------     -------
                                               -------     -------

4.   SHAREHOLDER'S EQUITY

In January 1996, the Company completed a public offering in the U.S. and Canada for 6,000,000 Common Shares at a price of C$21.00 per share (US$15.38). The net proceeds to the Company, after deducting expenses, were $88.2 million. The proceeds of the offering will be used to fund portions of the Mt. Todd Phase II, Pullalli and Zortman Extension capital projects. The Company also may use proceeds from this offering for the future acquisition of mineral properties and their subsequent exploration and development, and for other general corporate purposes.

5.   COMMITMENTS AND CONTINGENCIES

HEDGED PRODUCTION

At June 30, 1996, the Company's hedging program consists of the following:

                                                  AVERAGE
                                                   PRICE      DELIVERY
                                                  PER UNIT     PERIOD
                                                  --------    --------
     GOLD
          Forward sales          656,000 ounces     $452      1996-1999
          Call options sold      286,000 ounces     $453      1996-1997
          Put options purchased  200,000 ounces     $390      1996-1997
     SILVER
          Forward sales        2,849,000 ounces     $5.17     1996-2001
     LEAD
          Forward sales        6,283,000 pounds     $0.29     1996
     ZINC
          Forward sales       12,070,000 pounds     $0.49     1996

                                PEGASUS GOLD INC.

COMMON SHARES ISSUABLE

At June 30, 1996, a total of 11,301,975 Common Shares of authorized common stock were reserved for the following:

     Convertible Notes.............. 7,709,067
     Stock options.................. 3,490,916
     Employee Savings Plan..........   101,992
                                    ----------
                                    11,301,975
                                    ----------
                                    ----------

ZORTMAN EXTENSION

A plan of operation for the Zortman Extension was submitted to the regulatory agencies in May 1992. The Final Environmental Impact Statement ("FEIS") was issued in March 1996, and issuance of the Record of Decision on the FEIS could occur during the third quarter of 1996. Mining operations ceased during the first quarter of 1996 and construction of the Zortman Extension cannot proceed until the Record of Decision is received; accordingly, the Company expects the interruption of mining operations to continue for at least 12 months from the Record of Decision date. Gold production will continue from leaching ore previously mined and loaded on the heap leach pads, but at a significantly reduced rate. Although the Company expects to receive approval for the construction and operation of the Zortman Extension, it is possible that an unfavorable decision could be issued, or a favorable decision could be appealed by third parties, creating further delays or causing the project to be abandoned. If the Zortman Extension does not proceed as planned, the Company would be required to write off the deferred development costs associated with the project, which amounted to $21,800,000 at June 30, 1996. In addition, the Company would be required to accrue a liability of at least $36,300,000 for reclamation and the construction of environmental treatment facilities.

LEGAL PROCEEDINGS

In 1993, the Department of Health and Environmental Sciences of the State of Montana ("DHES") filed a complaint in Montana First Judicial District Court against Pegasus Gold Corporation and Zortman Mining, Inc., alleging that they were discharging pollutants in violation of the Montana Water Quality Act. On June 6, 1995, a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in United States District Court for the District of Montana alleged similar violations under the Federal Clean Water Act. On June 6, 1995, the Island Mountain Protectors Association and the Assiniboine and Gros Ventre Tribes filed citizens' suits in the same court alleging similar violations as well as violations of discharge reporting requirements and claiming injury to their water rights. On July 22, 1996, the Company announced an agreement with the EPA, the Montana Department of Environmental Quality, the Assiniboine and Gros Ventre Tribes of the Fort Belknap Indian Reservation, and the Island Mountain Protectors, which if approved by the Court, would settle all of the aforementioned litigation. Under the terms of the agreement which does not ascribe liability, the Company will pay a civil penalty of $2,000,000 divided equally between the Federal Government and the State of Montana and create a $1,000,000 trust fund for the Fort Belknap tribes to finance projects identified by the Fort Belknap Community Council. During the second quarter, the Company accrued an additional $500,000 for remediation and legal costs which is included in deferred site closure and remediation on the balance sheet.

                                PEGASUS GOLD INC.

The Company has also agreed to finance three supplemental environmental projects over the next three years at an estimated cost of $1,500,000. In addition, during 1996 and 1997, the Company will upgrade existing and construct new facilities which capture and treat mine-impacted waters, construct a second water treatment plant and undertake additional ground and surface water quality monitoring and analysis. Construction costs associated with the compliance program will be capitalized and amortized over the life of the Zortman Extension. Operating costs will be expensed as incurred.

Technical and legal requirements associated with these matters are evolving as liabilities are evaluated. It is reasonably possible that the ultimate liability for these matters could be higher than the amount accrued at June 30, 1996.

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

Based on the Company's best estimate of its liability for these and other matters, $3,440,000 and $5,425,000 are included in deferred site closure and remediation for such liabilities at June 30, 1996, and December 31, 1995, respectively.

RECLAMATION AND ENVIRONMENTAL REMEDIATION

All of the Company's operations are subject to reclamation and closure requirements. During the second quarter, the Company increased its estimate of the future cost to close and reclaim the Zortman Mine from $21.8 million to $41.8 million, of which $9.3 million had been accrued at June 30, 1996. The remaining amount will be charged to operations over the life of the mine, on a units of production basis.

PURCHASE COMMITMENTS

At June 30, 1996, the Company had capital expenditure purchase commitments relating to the construction at Mt. Todd and Pullalli, of approximately $75,235,000 and $10,045,000, respectively.

                                PEGASUS GOLD INC.

6.   LONG-TERM DEBT

During the first quarter of 1996, Pegasus Gold Australia Pty Ltd. ("PGA") elected to prepay the entire A$25,300,000 (US$19,189,000) outstanding under its bank term loan and overdraft facility. No gain or loss resulted from the prepayment.

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

     (IN THOUSANDS)
     1999..................................... $20,000
     2000.....................................  35,000
     2001.....................................  45,000
     2002.....................................  50,000
                                              --------
                                              $150,000
                                              --------
                                              --------

Indebtedness under the facility is collateralized by a pledge of the shares of the Company's significant subsidiaries. The agreement includes restrictive covenants with respect to leverage ratios, interest coverage, tangible net worth, ore reserve adequacy and gold hedging. Funds available under the facility will be used to finance capital expenditures, for letters of credit and for general corporate purposes. At June 30, 1996, no borrowings were outstanding under the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

OVERVIEW

The Company recorded a net loss of $1.7 million ($0.04 per share) for the second quarter of 1996, compared to a net loss of $1.2 million ($0.03 per share) during the same period in 1995. For the six months ended June 30, 1996, the Company recorded a net loss of $1.7 million ($0.04 per share), compared to a net loss of $3.0 million ($0.09 per share) for the same period in 1995.

For the second quarter, the net loss increased compared to the same period of 1995 as a result of a 13 percent decrease in gold production, a 10 percent increase in the cash cost per ounce of production, and a $500,000 charge associated with the resolution of outstanding water quality litigation at Zortman. These factors were offset partially by a 4 percent increase in realized gold prices, a $3.7 million reduction in exploration and evaluation expenses, and the capitalization of interest on construction projects.

Year to date, the improvement over 1995 results from 7 percent higher realized gold prices, a $7.7 million reduction in exploration and evaluation expenses and the Company's share of earnings from affiliates, offset by a 16 percent decrease in gold production, lower by-product revenues, and an 11 percent increase in cash costs. Gold production of 115,460 ounces and 213,620 ounces for the second quarter and year to date compare to gold production of 132,166 ounces and 254,389 ounces for the same periods in 1995.

GOLD PRODUCTION

The following chart details gold production, cash production costs, and non-cash operating costs per ounce by location.

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                           1996       1995      1996      1995
                                          ------     ------    ------    ------
     ZORTMAN MINE:
     Ounces of gold produced               8,064     33,142    20,271    52,312
     Average cost per ounce produced:
          Cash production cost              $240       $272      $296      $278
          Depreciation and amortization      112         87       116        85
          Royalties                          ---          6       ---         8
                                          ------     ------    ------    ------
     Total Production Cost                  $352       $365      $412      $371
                                          ------     ------    ------    ------
                                          ------     ------    ------    ------
     MONTANA TUNNELS MINE:
     Ounces of gold produced              17,708     20,979    37,882    43,422
     Average cost per ounce produced:
          Cash production cost              $246       $178      $218      $176
          Depreciation and amortization      168        149       158       141
          Royalties                            9         10        10        10
                                          ------     ------    ------    ------
     Total Production Cost                  $423       $337      $386      $327
                                          ------     ------    ------    ------
                                          ------     ------    ------    ------

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                           1996       1995         1996      1995
                                          ------     ------       ------    ------

     FLORIDA CANYON MINE:
     Ounces of gold produced              40,510      24,736     64,994     54,558
     Average cost per ounce produced:
          Cash production cost          $    259        $273   $    258   $    263
          Depreciation and amortization       69           3         71         29
          Royalties                           10          13         10         12
                                        --------    --------   --------   --------
     Total Production Cost              $    338    $    289   $    339   $    304
                                        --------    --------   --------   --------
                                        --------    --------   --------   --------

     BEAL MOUNTAIN MINE:
     Ounces of gold produced               9,776      13,746     16,574     21,064
     Average cost per ounce produced:
          Cash production cost          $    301    $    303   $    302   $    284
          Depreciation and amortization      107         110        104        133
          Royalties                            2           9          3         12
                                        --------    --------   --------   --------
     Total Production Cost              $    410    $    422   $    409   $    409
                                        --------    --------   --------   --------
                                        --------    --------   --------   --------

     BLACK PINE  MINE:
     Ounces of gold produced              23,790      23,800     42,654     52,546
     Average cost per ounce produced:
          Cash production cost          $    261    $    238   $    269   $    241
          Depreciation and amortization       24          35         34         31
          Royalties                           23          23         25         21
                                        --------    --------   --------   --------
     Total Production Cost              $    308    $    296   $    328   $    293
                                        --------    --------   --------   --------
                                        --------    --------   --------   --------

     MT. TODD:
     Ounces of gold produced              15,622      15,763     31,245     30,487
     Attributable to Pegasus 2            15,622       9,143     31,245     17,682
     Average cost per ounce produced:
          Cash production cost          $    467    $    340   $    431   $    332
          Depreciation and amortization      110          66         99         67
          Royalties                          ---         ---        ---        ---
                                        --------    --------   --------   --------
     Total Production Cost              $    577    $    406   $    530   $    399
                                        --------    --------   --------   --------
                                        --------    --------   --------   --------

     CONSOLIDATED TOTALS:
     Ounces of gold produced             115,460     132,166    213,620    254,389
     Attributable to Pegasus 2           115,460     125,546    213,620    241,584
     Average cost per ounce produced:
          Cash production cost          $    288    $    263   $    285   $    257
          Depreciation and amortization       87          71         90         72
          Royalties                           10          11         11         11
                                        --------    --------   --------   --------
     Total Production Cost              $    385    $    345   $    386   $    340
                                        --------    --------   --------   --------
                                        --------    --------   --------   --------

     Average price per ounce sold       $    424    $    407   $    426   $    400
                                        --------    --------   --------   --------
                                        --------    --------   --------   --------


1 Cash production costs include all operating costs at the mines, including overhead and applicable mining taxes and credit for by-product revenues.

2 The Company's ownership percentage in Pegasus Gold Australia was 58 percent through July 1995, 100 percent since August 1995.

REVENUES

GOLD: Revenue from the sale of gold decreased 9 percent to $48.9 million for the second quarter, compared to $53.9 million for the second quarter of 1995. Lower revenues are attributable to a 13 percent decline in production offset partially by a 4 percent increase in the realized price per ounce. Lower production is attributable primarily to the temporary cessation of mining, as planned, at Zortman and lower ore grades at Montana Tunnels, Beal Mountain and Black Pine, offset partially by increased production from Florida Canyon due to an increase in ore volume.

Year-to-date revenue from the sale of gold was $90.9 million, or 11 percent lower than in the first six months of 1995. The decrease is primarily attributable to a 16 percent decline in gold produced for the period, offset partially by a 6 percent increase in the realized price for the period. Lower production for the six month period is attributable to the factors discussed above.

The average realized gold prices for the quarter and six months ended June 30, 1996, were $424 and $426 per ounce, respectively, compared to $407 and $400 for the same periods in 1995. The increased realized price per ounce reflects higher spot gold prices and higher realized U.S. Dollar prices on Australian Dollar denominated sales resulting from the Company's currency protection program.

OTHER METALS: Sales of other metals decreased 5 percent to $8.0 million for the second quarter, compared to $8.5 million during the second quarter of 1995. Lower revenue reflects lower production of zinc and silver resulting from lower mill feed grades at Montana Tunnels and lower silver prices, offset partially by higher lead production and prices for the period. Realized prices were $5.35 per ounce, $0.48 per pound, and $0.34 per pound for silver, zinc, and lead, respectively; compared to $5.60, $0.48, and $0.29, respectively, in the second quarter of 1995.

Year-to-date revenue from the sale of other metals decreased 7 percent to $14.8 million compared to the first six months of 1995. Lower revenue is attributable primarily to lower production of zinc, lead and silver at Montana Tunnels. Realized prices were $5.30 per ounce, $0.49 per pound, and $0.26 per pound for silver, zinc, and lead, respectively, compared to $5.11, $0.46, and $0.26, respectively, in the first six months of 1995.

OPERATING COSTS

Consolidated cost of sales for the second quarter decreased 5 percent to $41.2 million compared to the same period in 1995. For the year to date, cost of sales decreased 7 percent to $75.8 million compared to $81.4 million in 1995. The average cash cost of production was $288 and $285 per ounce for the second quarter and year to date, respectively, compared to $263 and $257 per ounce for the same periods in 1995. Higher cash costs are primarily attributable to lower gold production.

Cash costs per ounce at Zortman reflect the lower production of mining and the reclassification of care and maintenance costs associated with the delay in construction of the Zortman Extension Project caused by the permit delay. The resolution of the outstanding water quality litigation in July should clear the way for federal and state agencies to issue the necessary permits and allow the Company to begin construction of the Extension Project. Lower ore grades at Montana Tunnels, Beal Mountain and Black Pine have resulted in lower production and increased cash costs.

At Florida Canyon, increased ore tonnage and grade have resulted in higher production and lower cash costs than in 1995. Despite an increase in gold production compared to 1995, lower than expected crusher throughput resulting from start-up problems on the new crusher, a gear failure on the old crusher, and low solution application rates have resulted in lower than expected production and a build-up of ounces in inventory on the leach pad.

At Mt. Todd, increased tonnage combined with lower grade and the slow recovery profile of the transition ore placed on the pad during much of the first half of the year have resulted in flat gold production and increased cash costs compared to 1995. During August, the crushing facility at Mt. Todd will come offline to begin tie-in of Phase II and to replace the secondary crushers. The Company has decided not to continue crushing ore for heap leaching after tie-in; instead, all material will be processed in the Phase II milling facility which is expected to come online during the fourth quarter.

Depreciation and amortization charges of $87 and $90 per ounce for the second quarter and year to date were 21 and 27 percent higher than during the same periods in 1995. Increased charges on a per ounce basis are attributable to lower production, increased property, plant, and equipment balances, and higher amortization for reclamation and closure costs. Royalty expense of $10 per ounce for the quarter was $1 per ounce lower than during the same period in 1995. For the year to date, royalty expense of $11 per ounce was unchanged from 1995.

Exploration and evaluation expenses of $2.2 million for the second quarter and $3.6 million for the year to date are $3.7 million and $7.6 million lower than during comparable periods in 1995. Reduced exploration and evaluation expenses result from the capitalization of costs on the Diamond Hill and Pullalli Projects during 1996 as a result of development decisions in 1995. In addition, second quarter 1995 results included a $2.4 million charge to write down the Company's investment in the Leninogorsk Tailings Project.

OTHER INCOME (EXPENSE) AND TAXES

Interest and other income for the second quarter was $1.0 million compared to $2.2 million for the second quarter of 1995. Lower interest income reflects lower average cash and short-term investment balances during the second quarter of 1996. Cash and short-term investments during the second quarter of 1995 included the proceeds of the Company's Convertible Subordinated Notes which were used to acquire the minority interest in Pegasus Gold Australia during the third quarter of 1995. For the year to date, interest and other income of $2.3 million was $1.0 million lower than during the first six months of 1995 as a result of lower average cash and short-term investment balances.

Interest expense net of amounts capitalized decreased $1.5 million to $0.7 million during the second quarter of 1996 as a result of the capitalization of $1.8 million of interest costs to construction projects during the period. For the year to date, interest expense decreased by $1.5 million to $1.8 million because increased total interest cost associated with the $115 million of Convertible Subordinated Notes issued in April 1995 was offset by the capitalization of $3.3 million of interest in to construction projects. No interest was capitalized during the first six months of 1995.

Equity in net income of affiliates comprises the Company's proportionate share of earnings from the Emerging Markets Gold Fund offset by the Company's share of losses from USMX. The income tax benefit results primarily from the recognition of certain refund claims allowed upon resolution of certain periods reviewed by the IRS.

ENVIRONMENTAL PROTECTION AND PERMITTING

On July 22, 1996, the Company announced the settlement of all outstanding water quality litigation at Zortman, without ascribing any liability (See Note 5).

During the second quarter, the Company increased its estimate of the future cost to close and reclaim the Zortman Mine from $21.8 million, to $41.8 million of which $9.3 million had been accrued at June 30, 1996. The increase in the cost estimate is attributable primarily to changes in reclamation and closure requirements associated with the Final Environmental Impact Statement issued in March 1996, the inclusion of costs related to additional disturbance which will occur during mining and processing from the Zortman Extension Project and additional requirements for improvement of water quality defined during the second quarter. Although this estimate is considered adequate to fund reclamation and closure work, future changes in environmental laws and regulations could significantly change estimated costs.

In July, a Plan of Operations for the South Beal Pit Expansion Project was approved by the USDA Forest Service. The decision is subject to a 45 day comment and appeal period before becoming final. If final approval is obtained, the expansion will allow the Company to recover up to an additional 40,000 ounces at Beal Mountain and extend mining operations into 1997. Also in July, Florida Canyon received permit amendments necessary to construct additional on-site facilities, to increase solution pumping capacity and to commence exploration drilling on targets outside the mine permit area and at depth within existing open pits.

FINANCING, CAPITAL INVESTMENT, AND LIQUIDITY

OVERVIEW

At June 30, 1996, the Company had working capital of $84.9 million, including cash and short-term investments totaling $35.8 million, compared to working capital of $79.0 million, including cash and short-term investments of $53.0 million, at the end of 1995.

OPERATING ACTIVITIES

Cash flow provided by operating activities through the second quarter was $3.4 million, compared to $19.4 million during the same period in 1995. The decrease in cash flow is attributable to an increase in ounces inventoried on the heap leach pads at the Florida Canyon and Mt. Todd mines, combined with slower recovery from those pads. The current build-up in inventory will result in increased production in future periods. Cash flow from operations before working capital changes for the first six months of 1996 increased $1.1 million to $16.5 million compared to the same period in 1995.

INVESTING ACTIVITIES

During the first six months of 1996, the Company invested $88.6 million on capital additions, $4.6 million on investments, and received $3.9 million from the sale of exploration leases in Australia.

In June, the Company entered into an agreement with USMX to purchase its net profits royalty in the Montana Tunnels Mine for $4.5 million. The Company has advanced USMX $4.5 million in the form of a four-year term-loan secured by the royalty interest, which will be credited against the purchase price of the royalty at closing. Closing of the transaction is subject to final documentation and approval of the USMX shareholders and is expected to occur during the second half of 1996.

During the second quarter of 1996, the Company completed the sale of its Tanami exploration leases and data base to a third party for $3.9 million (A$4.9 million). Under the terms of the agreement, the Company will receive two contingent payments of $0.8 million (A$1.0 million), each upon definition of additional reserves.

In February, the Company signed an agreement to acquire 19.9 percent of Intermin Resource Corporation Limited (Intermin), an Australian gold exploration company, for approximately $4.0 million (A$5.1 million) along with an option to acquire up to 51 percent for an additional $27.4 million (A$34.7 million) within two years. The transaction has received the necessary Australian Stock Exchange and Foreign Investment Review Board approvals. Closing of the transaction is subject to Intermin's shareholder approval of a private placement and the option to Pegasus.

FINANCING ACTIVITIES

During 1996, the Company raised $88.2 million, net of expenses, from the issuance of 6,000,000 Common Shares in Canada and the U.S. and made payments on outstanding long-term debt amounting to $19.2 million.

In April, the Company entered into a six-year $150 million multi-currency revolving credit facility with a syndicate of banks. Borrowings under the facility may occur in the U.S., Canada and Australia, and in U.S., Canadian, or Australian dollars with certain restrictions. Funds available under the facility may be used for general corporate purposes as well as financing of construction costs at Mt. Todd, Zortman or Pullalli.

CONCLUSION

The Company believes that the $35.8 million of cash and short-term investments on hand together with cash flow from operations, and funding of up to $150 million available under the revolving credit facility described above, will be adequate to meets its cash requirements during the period. However, capital expenditures could increase beyond amounts currently contemplated, or the Company's operations could generate lower than expected cash flow. To supplement available capital during its substantial expansion program, the Company is reviewing possible sources of additional capital and the rate of its capital expendure program.

SAFE HARBOR

The statements in this report which are not historical facts, are forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially include the price of gold and other commodities and currencies, production, permitting or regulatory delays, reserve estimation, metallurgical recoveries, exploration success and reserve growth, litigation, capital costs, and other risks detailed in the Company's SEC filings.

                           PART II.  OTHER INFORMATION

                                PEGASUS GOLD INC.

Items  2, 3,  and 5 of Part II are omitted from this report as inapplicable.

Item 1.   Legal Proceedings
          See Part 1 - Item 1 - "Notes to Consolidated Financial Statements."
          Note 5, Paragraph 4 entitled "Legal Proceedings", which information is incorporated herein by reference.

Item 4.   Submission of Matters to Vote of Security Holders

          (a) The 1996 Annual General Meeting of shareholders was held on April 24, 1996.

          (b)  The following directors were elected at the above meeting:
               Michael A. Grandin, Lindsay D. Norman, and Fred C. Schulte.
               The following Directors' terms of office did not expire at the meeting and they continued in office after the meeting: Paul
               H. Atkinson, Lawrence I. Bell, Douglas R. Cook, Peter R. Kutney, Werner G. Nennecker, and Anthony J. Petrina.

          (c)  The following matters were voted upon at the meeting:

                                     For         Against   Withheld    Abstained   Not Voted
                                     ---         -------   --------    ---------   ---------
Election of Directors:
   Mr. Grandin                    26,906,281      23,300    26,300      626,924      2,125
   Mr. Norman                     26,908,818      23,300    13,216      626,924      2,125
   Mr. Schulte                    26,921,902      23,300    28,837      626,871      2,125

Re-appointment of
   Coopers & Lybrand,
    as Auditors of the Company
    for 1996                      27,476,120      51,565    12,496       45,161      2,125

Remuneration of Auditors          27,409,082     108,058                 68,202      2,125

 1987 Stock Option Plan -
 Increase the number of
 shares available from
 4,225,000 to 4,775,000           23,139,626   4,095,647                108,950    243,244

 1989 Non-Employee Directors'
 Stock Option Plan - Extend term
 to June 1, 1997 and increase
 the number of shares available
 from 225,000 to 297,000          26,030,834     998,428                315,961    242,244


Item 6.   Exhibits and Report on Form 8-K

          (a)  Exhibits

               11.0 Computation of Earnings Per Share
               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K:
               None

                                PEGASUS GOLD INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEGASUS GOLD INC.
                                         (Registrant)




     Date:  August 14, 1996              By:  /s/  Phillips S. Baker, Jr.
                                              --------------------------------
                                              Phillips S. Baker, Jr.
                                              Vice President, Finance,
                                              Chief Financial Officer, and
                                              Principal Accounting Officer