Form 10-Q
period 1996-09-30
PEGASUS GOLD INC
filed 1996-11-14
CIK 746961

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                 -------------------

                                      FORM 10-Q

(Mark One)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


                                 -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      41,080,460
          Common Shares, without par value, outstanding at October 31, 1996

                                  PEGASUS GOLD INC.
                                      FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                        INDEX

                            PART I. FINANCIAL INFORMATION
                                                                            Page
Item #1
         CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1996, AND DECEMBER 31, 1995                        3

         CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996,
              AND 1995                                                         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995                   5

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              NINE MONTHS ENDED SEPTEMBER 30, 1996, AND
              YEAR ENDED DECEMBER 31, 1995                                     6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7

Item #2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   11

                             PART II. OTHER INFORMATION

Item #1
         LEGAL PROCEEDINGS                                                    17

Item #6
         EXHIBITS AND REPORTS ON FORM 8-K                                     17

         SIGNATURES                                                           18


In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                                  PEGASUS GOLD INC.
                             CONSOLIDATED BALANCE SHEETS
                      September 30, 1996, and December 31, 1995
                                    (In Thousands)

                                                             1996       1995
                                                           ---------  --------
                                        ASSETS
Current assets:
     Cash and cash equivalents                                $7,848   $32,907
     Short-term investments                                      ---    20,083
     Due from sales of products                               30,557    28,545
     Inventories                                              53,375    38,590
     Other current assets                                     10,168     9,549
                                                           ---------  --------
          Total current assets                               101,948   129,674

Investments                                                   29,991    18,679
Property, plant, and equipment, net                          587,274   427,112
Other assets                                                   5,664     4,776
                                                           ---------  --------
          Total assets                                      $724,877  $580,241
                                                           ---------  --------
                                                           ---------  --------

                                     LIABILITIES
Current liabilities:
     Accounts payable and other current liabilities          $27,267   $20,281
     Accrued salaries, wages, and benefits                     8,907     9,223
     Mining taxes payable                                      5,595     5,397
     Current portion of obligations under capital lease        3,531     3,015
     Current portion of long-term debt                           ---    12,719
                                                           ---------  --------
          Total current liabilities                           45,300    50,635

Long-term debt                                               172,997   121,099
Capital lease obligations                                     23,968    22,792
Deferred income taxes                                         44,231    44,901
Deferred site closure and remediation                         48,546    38,180
Deferred revenue                                               8,268     9,188
Other deferred liabilities                                     7,002     4,742
                                                           ---------  --------
          Total liabilities                                  350,312   291,537
                                                           ---------  --------
                                                           ---------  --------

Commitments and contingencies (Note 5)

                                 SHAREHOLDERS' EQUITY

Class A preferred shares, Series 1, C$10 par value:
     Authorized - 20,000,000 shares; none issued
Common shares, without value:
     Authorized - 200,000,000 shares; issued
     and outstanding, 1996 - 41,073,048 shares
     and 1995 - 34,825,203 shares                            425,209   334,214
Accumulated deficit                                          (58,623)  (49,131)
Foreign currency translation adjustment                        7,979     3,621
                                                           ---------  --------
          Total shareholders' equity                         374,565   288,704
                                                           ---------  --------
          Total liabilities and shareholders' equity        $724,877  $580,241
                                                           ---------  --------
                                                           ---------  --------

The accompanying notes are an integral part of the consolidated financial statements.

                                  PEGASUS GOLD INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months and Nine Months Ended September 30, 1996, and 1995
                       (In Thousands Except Per Share Amounts)

                                                               Three Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                               ------------------       -----------------
                                                                 1996      1995           1996      1995
                                                                -------   -------       --------  --------

Sales                                                           $66,441   $69,493       $172,189  $187,167

Cost of sales                                                    48,197    47,830        124,011   129,239
Depreciation and amortization                                    14,531    11,800         33,793    30,010
                                                                -------   -------       --------  --------
                                                                 62,728    59,630        157,804   159,249
                                                                -------   -------       --------  --------
                                                                -------   -------       --------  --------

Gross profit                                                      3,713     9,863         14,385    27,918
                                                                -------   -------       --------  --------

Operating expenses:
     General and administrative                                   3,254     2,791          9,919     9,338
     Royalties                                                    1,360     1,481          3,616     4,317
     Exploration and evaluation                                   1,492     3,530          5,100    14,790
     Closure, remediation and related costs                       6,742       923          7,742     1,918
     Care and maintenance                                           385       ---            843       ---
     Attempted business combination costs                           506       ---            506       ---
                                                                -------   -------       --------  --------
                                                                 13,739     8,725         27,726    30,363
                                                                -------   -------       --------  --------
                                                                -------   -------       --------  --------

Income (loss) from operations                                   (10,026)    1,138        (13,341)   (2,445)
                                                                -------   -------       --------  --------

Other income (expense):
     Interest and other income                                      781     1,446          3,123     4,732
     Interest expense, net of amounts capitalized                  (672)   (1,757)        (2,506)   (5,073)
     Equity in net income (loss) of affiliates                    3,091      (793)         3,589    (1,089)
     Gain (loss) on disposition of assets                            14         6           (156)       20
                                                                -------   -------       --------  --------
                                                                  3,214    (1,098)         4,050    (1,410)
                                                                -------   -------       --------  --------

Minority interest in loss of subsidiary                             ---        66            ---       948
                                                                -------   -------       --------  --------

Income(loss) before income taxes                                 (6,812)      106         (9,291)   (2,907)
Income tax provision                                                980       ---            201       ---
                                                                -------   -------       --------  --------

Net income (loss)                                               $(7,792)     $106        $(9,492)  $(2,907)
                                                                -------   -------       --------  --------
                                                                -------   -------       --------  --------

Net income (loss) per share                                      $(0.19)    $0.00         $(0.23)   $(0.08)
                                                                -------   -------       --------  --------
                                                                -------   -------       --------  --------

Weighted average common shares outstanding                       41,135    34,836         40,679    34,753
                                                                -------   -------       --------  --------
                                                                -------   -------       --------  --------


The accompanying notes are an integral part of the consolidated financial statements.

                                  PEGASUS GOLD INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1996, and 1995
                                    (In Thousands)

                                                                 1996    1995
                                                              -------   -------
Operating activities:
Net loss                                                      $(9,492)  $(2,907)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                           34,209    30,462
       Provision for closure, remediation and related costs     7,742       ---
       Other, net                                              (4,545)   (2,728)
     Change in working capital accounts                       (12,925)    9,919
                                                              -------   -------
Net cash provided by operating activities                      14,989    34,746
                                                              -------   -------

Investing activities:
     Additions to property, plant, and equipment, net        (180,741)  (27,988)
     Sale of property, plant, and equipment                     3,881       ---
     Sale of short-term investments                            20,083       ---
     Purchase of investments                                   (8,585)  (33,288)
     Acquisition of additional investment in subsidiary           ---  (105,309)
                                                              -------   -------
Net cash used in investing activities                        (165,362) (166,585)
                                                              -------   -------

Financing activities:
     Proceeds from issuance of long-term debt                  57,957   118,893
     Proceeds from issuance of common shares                   90,994     1,376
     Payments of long-term debt                               (19,189)  (38,286)
     Debt issuance costs                                       (1,811)   (3,643)
     Payments of obligations under capital lease               (1,732)      ---
                                                              -------   -------
Net cash provided by financing activities                     126,219    78,340
                                                              -------   -------

Effect of exchange rate changes on cash and cash equivalents     (905)     (452)
                                                              -------   -------

Net decrease in cash and cash equivalents                     (25,059)  (53,951)
Cash and cash equivalents, beginning of period                 32,907    89,316
                                                              -------   -------

Cash and cash equivalents, end of period                       $7,848   $35,365
                                                              -------   -------
                                                              -------   -------

The accompanying notes are an integral part of the consolidated financial statements.

                                  PEGASUS GOLD INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Nine Months Ended September 30, 1996, and
                           the Year Ended December 31, 1995
                                    (In Thousands)

                                                Common Shares       Retained     Foreign
                                             -------------------    Earnings     Currency
                                                    Number of     (Accumulated  Translation
                                               Shares     Amount     Deficit)    Adjustment
                                             ----------  --------  -----------  -----------
Balance, December 31, 1994                   34,629,523  $332,110   $(46,178)      $6,410

Net loss                                                              (2,953)

Common shares issued for:
     Stock option plan                          157,925     1,686
     Employee savings plan and other             37,755       418

Foreign currency translation adjustment                                            (2,789)
                                             ----------   --------  --------       ------

Balance, December 31, 1995                   34,825,203   334,214    (49,131)       3,621

Net loss                                                              (9,492)

Common shares issued for:
     Cash                                     6,000,000    88,238
     Stock option plan                          234,217     2,589
     Employee savings plan and other             13,628       168

Foreign currency translation adjustment                                             4,358
                                             ----------   --------  --------       ------

Balance, September 30, 1996                  41,073,048   $425,209  $(58,623)      $7,979
                                             ----------   --------  --------       ------
                                             ----------   --------  --------       ------

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

3.   INVENTORIES

Inventories consist of the following:
                                                          Sept. 30,    Dec. 31,
                                                            1996         1995
                                                          ---------    --------
       (IN THOUSANDS)
     Processed metals                                         $288        $107
     Stockpiled ore                                          4,988       3,435
     Deferred mining costs                                  39,041      27,781
     Materials and supplies                                  9,058       7,267
                                                           -------     -------
                                                           $53,375     $38,590
                                                           -------     -------
                                                           -------     -------

4.   SHAREHOLDER'S EQUITY

In January 1996, the Company completed a public offering in the U.S. and Canada for 6,000,000 Common Shares at a price of C$21.00 per share (US$15.38). The net proceeds to the Company, after deducting expenses, were $88.2 million. The proceeds were used to fund portions of the Mt. Todd Phase II, Pullalli and Zortman Extension capital projects, and for other general corporate purposes.

5.   COMMITMENTS AND CONTINGENCIES

HEDGED PRODUCTION

At September 30, 1996, the Company's hedging program consists of the following:

                                                           Average
                                                            Price       Delivery
                                                           Per Unit      Period
                                                           --------    ---------
     GOLD
          Forward sales                 710,000 ounces       $452      1996-2001
          Call options sold             525,000 ounces       $479      1996-2001
          Put options purchased         460,000 ounces       $410      1996-2001
     SILVER
          Forward sales               2,562,000 ounces      $5.14      1996-2001
     LEAD
          Forward sales               3,142,000 pounds      $0.29        1996
     ZINC
          Forward sales               6,035,000 pounds      $0.49        1996

                               PEGASUS GOLD INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 5.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

COMMON SHARES ISSUABLE

At September 30, 1996, a total of 11,294,044 Common Shares of authorized common stock were reserved for the following:

     Convertible notes                           7,709,067
     Stock options                               3,490,816
     Employee savings plan                          94,161
                                                ----------
                                                11,294,044
                                                ----------
                                                ----------

ZORTMAN EXTENSION

A plan of operation for the Zortman Extension was submitted to the regulatory agencies in May 1992. The Final Environmental Impact Statement (FEIS) was issued in March 1996, of the Record of Decision on the FEIS was approved on October 25, 1996. Mining operations ceased during the first quarter and will not commence again until a twelve month construction period of the Zortman Extension Project is substantially complete; construction is not planned until 1997. Gold production will continue from leaching ore previously mined and loaded on the heap leach pads, but at a significantly reduced rate.

LEGAL PROCEEDINGS

In 1993, the Department of Health and Environmental Sciences of the State of Montana (DHES) filed a complaint in Montana First Judicial District Court against Pegasus Gold Corporation and Zortman Mining, Inc., alleging discharge of pollutants in violation of the Montana Water Quality Act. On June 6, 1995, a lawsuit filed by the U.S. Environmental Protection Agency (EPA) in United States District Court for the District of Montana alleged similar violations under the Federal Clean Water Act. On June 6, 1995, an organization calling itself Island Mountain Protectors and the Assiniboine and Gros Ventre Tribes filed citizens' suits in the same court alleging similar violations as well as violations of discharge reporting requirements and claiming injury to certain water rights. During the third quarter, a Consent Decree was entered by the Court in Montana settling all outstanding litigation. Under the terms of this Consent Decree, and without ascribing liability, the Company paid a civil penalty of $2,000,000 divided equally between the Federal Government and the State of Montana and created a $1,000,000 trust fund for the Fort Belknap tribes to finance projects identified by the Fort Belknap Community Council.

The Company has also agreed to finance three supplemental environmental projects over the next three years at an estimated cost of $1,500,000. In addition, during 1996 and 1997, the Company will upgrade existing facilities and construct new facilities which capture and treat mine-impacted waters, construct a second water treatment plant and undertake additional ground and surface water quality monitoring and analysis.

                               PEGASUS GOLD INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

Based on the Company's best estimate of its liability for these and other matters, $3,499,000 and $5,425,000 were included in deferred site closure and remediation for such liabilities at September 30, 1996, and December 31, 1995, respectively.

RECLAMATION AND ENVIRONMENTAL REMEDIATION

All of the Company's operations are subject to reclamation and closure requirements. During the third quarter, the Company increased its estimate of the future costs to reclaim and close the Beal Mountain Mine from $7,800,000 to $16,210,000 and recorded a $6,500,000 provision for final reclamation. Increased cost estimates at Beal result from changes in mine plans and the periodic update of final reclamation estimates. With this provision, and additional reclamation amortization at Beal during the third quarter, all expected reclamation expenditures at Beal are now accrued.

In the second quarter, the Company increased its estimate of the future cost to close and reclaim the Zortman Mine from $21,787,000 to $41,826,000 , of which $9,357,000 had been accrued at September 30, 1996.
The remaining amount will be charged to operations over the life of the mine, on a units of production basis.

Technical and legal requirements associated with reclamation and closure are evolving as liabilities are evaluated. It is reasonably possible that the ultimate financial liability for these matters could exceed the amount accrued at September 30, 1996.


PURCHASE COMMITMENTS

At September 30, 1996, the Company had capital expenditure purchase commitments relating to the construction at Mt. Todd and Pullalli, of approximately $20,544,000 and $6,748,000 respectively.

6.   LONG-TERM DEBT

During the first quarter of 1996, Pegasus Gold Australia Pty Ltd. (PGA) elected to prepay the entire A$25,300,000 (US$19,189,000) outstanding under its bank term loan and overdraft facility. No gain or loss resulted from the prepayment.

On April 19, 1996, the Company entered into a multi-currency reducing revolving credit facility with a syndicate of banks which provides for borrowings of up to $150,000,000. Borrowing under the facility may occur in the U.S., Canada and Australia, and in U.S., Canadian or Australian dollars with certain restrictions. Amounts borrowed under the facility bear interest at various rates (depending on the location of the borrowing) plus a spread tied to the Company's performance. The annual interest rate spread over these rates ranges from 0.65 percent to 1.75 percent. In addition, the Company is obligated to pay letter of credit fees which range from 0.65 percent per annum to 1.75 percent per annum on the aggregate amount of outstanding letters of

                               PEGASUS GOLD INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   LONG-TERM DEBT, CONTINUED:

credit, and commitment fees which range from 0.20 percent per annum to 0.50 percent per annum on the unused amount of the revolving credit facility. The amount available under the facility reduces annually, commencing in 1999, as follows:

     (IN THOUSANDS)
     1999                                  $ 20,000
     2000                                    35,000
     2001                                    45,000
     2002                                    50,000
                                           --------
                                           $150,000
                                           --------
                                           --------

Indebtedness under the facility is collateralized by a pledge of the shares of the Company's significant subsidiaries. The agreement includes restrictive covenants with respect to leverage ratios, interest coverage, tangible net worth, ore reserve adequacy and gold hedging. Funds available under the facility will be used to finance capital expenditures, for letters of credit and for general corporate purposes. At September 30, 1996, $57,997,000 was outstanding under the facility.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company recorded a net loss of $7.8 million ($0.19 per share) in the third quarter, including a provision of $6.5 million ($0.16 per share) for final reclamation costs. Excluding the effect of this provision, the Company would have recorded a net loss of $1.3 million ($0.03 per share) for the third quarter of 1996, compared to net income of $0.1 million ($0.00 per share) during the same period in 1995. For the nine months ended September 30, 1996, the Company recorded a net loss of $9.5 million ($0.23 per share), compared to a net loss of $2.9 million ($0.08 per share) for the same period in 1995.

For the third quarter, the net loss, before the provision for final reclamation costs, increased compared to the same period of 1995 primarily because of a 23 percent increase in depreciation and amortization, an 8 percent decline in gold production, costs incurred in connection with a proposed merger, and a 12 percent increase in the cash cost per ounce of production. These factors were offset partially by a 5 percent increase in realized gold prices, a $2.0 million reduction in exploration and evaluation expenses, the Company's proportionate share of earnings from affiliates, and the capitalization of interest on construction projects.

For the year to date, the net loss, before the provision for final reclamation costs, is essentially unchanged from the prior year as 6 percent higher realized gold prices, a $9.7 million reduction in exploration and evaluation expenses and the Company's share of earnings from affiliates have been offset by a 13 percent decrease in gold production, lower by-product revenues, and an 11 percent increase in cash costs. Gold production of 137,628 ounces and 351,248 ounces for the third quarter and year to date, respectively, compare to gold production of 149,957 ounces and 404,346 ounces for the same periods in 1995.

GOLD PRODUCTION

The following chart details gold production, cash production costs, and non-cash operating costs per ounce by location.

                                     Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                     ------------------    ---------------
                                       1996       1995      1996      1995
                                      ------      ------    -----     -----

ZORTMAN MINE:
Ounces of gold produced                8,952     28,767    29,223    81,078
Average cost per ounce produced:
Cash production cost                    $384       $271      $323      $276
     Depreciation and amortization       125        129       119       101
     Royalties                            --          3        --         6
                                      ------      ------    -----     -----
Total Production Cost                   $509       $403      $442      $383
                                      ------      ------    -----     -----
                                      ------      ------    -----     -----

MONTANA TUNNELS MINE:
Ounces of gold produced               18,827      23,483   56,709    66,905
Average cost per ounce produced:
     Cash production cost               $277        $188     $238      $180
     Depreciation and amortization       177         138      164       140
     Royalties                            12           9       10        10
                                      ------      ------    -----     -----
Total Production Cost                   $466        $335     $412      $330
                                      ------      ------    -----     -----
                                      ------      ------    -----     -----

                                     Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                     ------------------    ---------------
                                       1996       1995      1996      1995
                                      ------      ------    -----     -----
FLORIDA CANYON MINE:
Ounces of gold produced               53,669      25,079  118,663    79,637
Average cost per ounce produced:
     Cash production cost               $266        $276     $261      $267
     Depreciation and amortization        59          30       65        29
     Royalties                            10          12       10        12
                                      ------      ------    -----     -----
Total Production Cost                   $335        $318     $336      $308
                                      ------      ------    -----     -----
                                      ------      ------    -----     -----

BEAL MOUNTAIN MINE:
Ounces of gold produced               15,351      19,831   31,925    40,895
Average cost per ounce produced:
     Cash production cost               $410        $286     $354      $285
     Depreciation and amortization       267          67      183        90
     Royalties                             4           7        3        10
                                      ------      ------    -----     -----
Total Production Cost                   $681        $360     $540      $385
                                      ------      ------    -----     -----
                                      ------      ------    -----     -----

BLACK PINE MINE:
Ounces of gold produced               21,590      31,765   64,244    84,312
Average cost per ounce produced:
     Cash production cost               $251        $253     $263      $246
     Depreciation and amortization        38          51       35        39
     Royalties                            23          23       24        22
                                      ------      ------    -----     -----
Total Production Cost                   $312        $327     $322      $307
                                      ------      ------    -----     -----
                                      ------      ------    -----     -----

MT. TODD:
Ounces of gold produced               19,239      21,032   50,484    51,519
Attributable to Pegasus 2             19,239      18,302   50,484    35,983
Average cost per ounce produced:
     Cash production cost               $313        $326     $386      $330
     Depreciation and amortization       103          55      101        62
     Royalties                             4          --        1        --
                                      ------      ------    -----     -----
Total Production Cost                   $420        $381     $488      $392
                                      ------      ------    -----     -----
                                      ------      ------    -----     -----

CONSOLIDATED TOTALS:
Ounces of gold produced              137,628     149,957  351,248   404,346
Attributable to Pegasus 2            137,628     147,227  351,248   388,810
Average cost per ounce produced:
     Cash production cost               $296        $265     $289      $260
     Depreciation and amortization       105          79       97        74
     Royalties                            10          10       10        11
                                      ------      ------    -----     -----
Total Production Cost                   $411        $354     $396      $345
                                      ------      ------    -----     -----
                                      ------      ------    -----     -----

Average price per ounce sold            $429        $409     $427      $403
                                        ------      ------    -----     -----
                                        ------      ------    -----     -----

1 Cash production costs include all operating costs at the mines, including overhead and applicable mining taxes and credit for by-product revenues.

2 The Company's ownership percentage in Pegasus Gold Australia was 58 percent through July 1995, 100 percent since August 1995.

REVENUES

GOLD: Revenue from the sale of gold decreased 4 percent to $59.0 million for the third quarter, compared to $61.4 million for the third quarter of 1995. Lower revenues are attributable to an 8 percent decline in production offset partially by a 5 percent increase in the realized price per ounce. Lower overall production is attributable primarily to the planned interruption of mining at Zortman and lower ore grades at Montana Tunnels, Beal Mountain and Black Pine, offset partially by increased production at Florida Canyon relating to an increase in ore volume.

Year-to-date revenue from the sale of gold was $149.9 million, or 8 percent lower than in the first nine months of 1995. The decrease is primarily attributable to a 13 percent decline in gold produced for the period, offset partially by a 6 percent increase in the realized price for the period. Lower production for the nine-month period is attributable to the factors discussed above.

The average realized gold prices for the quarter and nine months ended September 30, 1996, were $429 and $427 per ounce, respectively, compared to $409 and $403 for the same periods in 1995. Increased realized prices reflect higher spot gold prices during the first half of 1996, the impact of higher priced contracts entered into early in 1996, and higher realized U.S. Dollar prices on Australian Dollar denominated sales resulting from the Company's currency protection program.

OTHER METALS: Sales of other metals decreased 9 percent to $7.4 million for the third quarter, compared to $8.1 million during the third quarter of 1995. Lower revenue reflects lower production of zinc and silver resulting from lower mill feed grades at Montana Tunnels and lower silver prices, offset partially by higher lead production and prices for the period. Realized prices were $5.37 per ounce, $0.47 per pound, and $0.31 per pound for silver, zinc, and lead, respectively; compared to $4.94, $0.44, and $0.27, respectively, in the third quarter of 1995.

Year-to-date revenue from the sale of other metals decreased 8 percent to $22.2 million compared to the first nine months of 1995. Lower revenue is attributable primarily to lower production of zinc, lead and silver at Montana Tunnels. Realized prices were $5.32 per ounce, $0.49 per pound, and $0.28 per pound for silver, zinc, and lead, respectively, compared to $5.04, $0.45, and $0.27, respectively, in the first nine months of 1995.

OPERATING COSTS

Consolidated cost of sales for the third quarter increased slightly from $47.8 million in 1995 to $48.2 million in 1996. Year to date, cost of sales decreased 4 percent to $124.0 million compared to $129.2 million in 1995.
The average cash cost of production was $296 and $289 per ounce for the third quarter and year to date, respectively, compared to $265 and $260 per ounce for the same periods in 1995. Higher cash costs are primarily attributable to lower gold production.

Cash costs per ounce at Zortman reflect lower production from residual leaching of ore placed on the heap leach pad in prior years. Costs incurred at Zortman as a result of delays, in permits required for construction and operation of the Extension Project have been classified as care and maintenance in the Statement of Operations. All outstanding water quality litigation was resolved without ascribing liability in the third quarter, and permits necessary to begin construction on the Extension Project were received in October.

Lower ore grades at Montana Tunnels and Beal Mountain have resulted in lower production and increased cash costs. At Black Pine, lower cash costs for the quarter are attributable to a lower stripping ratio which has offset the effect of lower production for the period. At Florida Canyon, increased ore tonnage and grade have resulted in record production and lower cash costs. Process system upgrades completed during the quarter and increased solution application rates contributed to significantly higher gold production in the third quarter.

At Mt. Todd, cash costs for the quarter were 4 percent lower than in the same period in 1995. The decline is attributable to improved recovery from the higher grade, better leaching Golf pit ore placed on the pad during the second quarter combined with residual recovery from transition ore placed on the pad during much of the first half of the year. In August, ore additions to the heap leach pad ceased as tie-in of the Phase II facilities began. Residual leaching of the heap leach pad will continue.

Depreciation and amortization charges of $105 and $97 per ounce for the third quarter and year to date, respectively, were 33 and 31 percent higher than during the same periods in 1995. Increased charges on a per ounce basis are attributable to lower production, increased property, plant, and equipment balances, and higher amortization for reclamation and closure costs. Third quarter amortization includes $2.7 million related to the increase in the final reclamation estimate at Beal. Royalty expense of $10 per ounce for the quarter and year to date was unchanged from the third quarter of 1995 and was $1 per ounce lower than during the nine-month period in 1995.

General and administrative expenses for the quarter and year to date of $3.3 million and $9.9 million, respectively, compare to costs of $2.8 million and $9.3 million for the same periods in 1995. Increased costs reflect higher people costs and increased governmental affairs expenditures.

Exploration and evaluation expenses of $1.5 million for the third quarter and $5.1 million for the year to date are $2.0 million and $9.7 million lower than during comparable periods in 1995. Reduced exploration and evaluation expenses result from the capitalization of costs on the Diamond Hill and Pullalli Projects during 1996 based on development decisions in 1995. In addition, 1995 results included a $2.4 million charge to write down the Company's investment in the Leninogorsk Tailings Project.

During the third quarter, the Company announced it would not complete its proposed merger with Dayton Mining. Costs of $0.5 million were incurred in connection with the proposed transaction.

OTHER INCOME (EXPENSE) AND TAXES

Interest and other income for the third quarter was $0.8 million compared to $1.4 million for the third quarter of 1995. Lower interest income reflects lower average cash and short-term investment balances during the third quarter of 1996. Cash and short-term investments during much of 1995 included the proceeds of the Company's Convertible Subordinated Notes which were used to acquire the minority interest in Pegasus Gold Australia late in the third quarter of 1995. Year to date, interest and other income of $3.1 million was $1.6 million lower than during the first nine months of 1995 as a result of lower average cash and short-term investment balances.

Interest expense, net of amounts capitalized, decreased $1.1 million to $0.7 million during the third quarter of 1996, respectively, as a result of the capitalization of $2.3 million of interest costs to construction projects during the period. Year to date, interest expense decreased by $2.6 million to $2.5 million because increased total interest cost associated with $115 million of Convertible Subordinated Notes issued in April 1995 and borrowings under the Company's revolving credit facility have been offset by the capitalization of $5.7 million of interest to construction projects in 1996. Interest of $795,000 was capitalized during the first nine months of 1995.

Equity in net income of affiliates comprises the Company's proportionate share of earnings from the Emerging Markets Gold Fund offset by the Company's share of losses from USMX. The income tax provision reflects a valuation allowance of $1.1 million recorded against deferred tax assets in the U.S. during the third quarter, offset by the recognition of certain refund claims allowed upon resolution of certain periods reviewed by the IRS.

ENVIRONMENTAL PROTECTION AND PERMITTING

During the quarter, all outstanding water quality litigation at Zortman was settled without ascribing liability through entry of a Consent Decree by the Court in Montana. On October 25, 1996, the Bureau of Land Management (BLM) and the Montana Department of Environmental Quality issued the Record of Decision (ROD) for the Zortman Extension Project. (See Note 5).

In July, Florida Canyon received permit amendments necessary to construct additional on-site facilities, to increase solution pumping capacity and to commence exploration drilling on targets outside the existing mine permit area and at depth within existing open pits.

In the third quarter, the Company increased its estimate of the future costs to close and reclaim the Beal Mountain Mine from $7.8 million to $16.2 million. The increase in estimated costs results primarily from changes to the mine plans and the periodic updates to final reclamation estimates. In the second quarter, the Company increased its estimate of the future cost to close and reclaim the Zortman Mine from $21.8 million, to $41.8 million. The increase in the cost estimate is attributable primarily to changes in reclamation and closure requirements associated with the Final Environmental Impact Statement issued in March 1996, the inclusion of costs related to additional disturbance which will occur during mining and processing from the Zortman Extension Project and additional requirements for improvement of water quality defined during the third quarter. Although these estimates are considered adequate to fund reclamation and closure work, future changes in environmental laws and regulations, or site conditions, could significantly change estimated costs.

FINANCING, CAPITAL INVESTMENT, AND LIQUIDITY

OVERVIEW

At September 30, 1996, the Company had working capital of $56.6 million, including cash and short-term investments totaling $7.8 million, compared to working capital of $79.0 million, including cash and short-term investments of $53.0 million, at the end of 1995.

OPERATING ACTIVITIES

Cash flow provided by operating activities through the third quarter was $15.0 million, compared to $34.7 million during the same period in 1995. Decreased cash flow is attributable to an increase in ounces inventoried on the heap leach pads at the Florida Canyon, Beal Mountain, and Mt. Todd mines, combined with slower recovery from those pads. The current build-up in inventory is expected to increase or extend production into future periods. Cash flow from operations before working capital changes for the first nine months of 1996 increased $3.1 million to $27.9 million compared to the same period in 1995.

INVESTING ACTIVITIES

During the first nine months of 1996, the Company invested $180.7 million on capital additions, $8.6 million on investments, and received $20.1 million from the sale of short-term investments and $3.9 million from the sale of exploration leases in Australia.

In June, the Company entered into an agreement with USMX to purchase its net profits royalty in the Montana Tunnels Mine for $4.5 million. The Company has advanced USMX $4.5 million in the form of a four-year term-loan secured by the royalty interest, which will be credited against the purchase price of the royalty at closing. Closing of the transaction is subject to final documentation and approval of the USMX shareholders.

During the second quarter of 1996, the Company completed the sale of its Tanami exploration leases and data base to a third party for $3.9 million (A$4.9 million). Under the terms of the agreement, the Company will receive two contingent payments of $0.8 million (A$1.0 million), each upon definition of additional reserves.

In August, the Company acquired 19.9 percent of Intermin Resource Corporation Limited (Intermin), an Australian gold exploration company, for approximately $4.1 million (A$5.1 million). The Company has an option to acquire up to 51 percent for an additional $27.4 million (A$34.7 million) within two years.

FINANCING ACTIVITIES

During 1996, the Company raised $88.2 million, net of expenses, from the issuance of 6,000,000 Common Shares in Canada and the U.S., borrowed $58.0 million under its revolving credit facility, and made payments on outstanding long-term debt amounting to $19.2 million.

In April, the Company entered into a six-year $150 million multi-currency revolving credit facility with a syndicate of banks. Borrowings under the facility may occur in the U.S., Canada and Australia, and in U.S., Canadian, or Australian dollars with certain restrictions. Funds available under the facility may be used for general corporate purposes as well as financing of construction costs at Mt. Todd, Zortman or Pullalli. At September 30, 1996, aggregate borrowings of $58.0 million were outstanding under the facility in Australia and the U.S.

CONCLUSION

The Company believes that the $7.8 million of cash and short-term investments on hand together with cash flow from operations, and remaining funds available under the revolving credit facility described above, will be adequate to meets its cash requirements during the period. However, capital expenditures could increase beyond amounts currently contemplated, or the Company's operations could generate lower than expected cash flow. To supplement available capital during its substantial expansion program, the Company is reviewing possible sources of additional capital and the rate of its capital expenditure program.

SAFE HARBOR

The statements in this report which are not historical facts are forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially include the price of gold and other commodities and currencies, production, permitting or regulatory delays, reserve estimation, metallurgical recoveries, exploration success and reserve growth, litigation, capital costs, and other risks detailed in the Company's SEC filings.

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

Item 6.   Exhibits and Reports on From 8-K

     (a)  Exhibit filed with this Form 10-Q:

          11.0 Computation of Earnings Per Share

     (b)  Reports on Form 8-K:

          Two reports on Form 8-K were filed during the quarter ended September 30, 1996. The reports, dated September 16, 1996 and September 27, 1996, were submitted in accordance with Item 5 "Other Events" and reported, respectively, the joint announcements by the Company and Dayton Mining of (I) an agreement to merge an
          (ii) the decision not to proceed with the merger.

                            PEGASUS GOLD INC.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PEGASUS GOLD INC.
                                     (Registrant)

Date: November 14, 1996           By: /s/  Phillips S. Baker, Jr.
                                      ---------------------------------
                                      Phillips S. Baker, Jr.
                                      Vice President, Finance,
                                      Chief Financial Officer, and
                                      Principal Accounting Officer