Form 10-K
period 1996-12-31
PEGASUS GOLD INC
filed 1997-03-24
CIK 746961

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    /X/              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                          OR
    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                  =================

                            Commission File Number 0-12207

                                  PEGASUS GOLD INC.
                (Exact name of registrant as specified in its charter)

    PROVINCE OF BRITISH COLUMBIA                             NONE
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

601 W. FIRST AVE., SUITE 1500, SPOKANE, WASHINGTON          99204
    (Address of principle executive offices)              (Zip Code)

                                    (509) 624-4653
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
         Title of each class                           on which registered
    COMMON SHARES WITHOUT PAR VALUE                  AMERICAN STOCK EXCHANGE
                                                   THE TORONTO STOCK EXCHANGE
                                                        MONTREAL EXCHANGE
                                  =================

           Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
         -----

The aggregate market value of the voting stock held by non affiliates of the registrant on February 28, 1997, based on the closing price of the shares on the American Stock Exchange was approximately $353 million.

Common shares outstanding as of February 28, 1997, was 41,167,674.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement and Information Circular for the 1997 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III.

                                  PEGASUS GOLD INC.
                            FORM 10-K - DECEMBER 31, 1996
                                  TABLE OF CONTENTS

                                                                            Page

GLOSSARY OF MINING AND FINANCIAL TERMS.........................................4

Item #                                  PART I

1. & 2. BUSINESS & PROPERTIES
         INTRODUCTION.........................................................7
         SUMMARY OF ORE RESERVES..............................................8
         FLORIDA CANYON MINE.................................................10
         MONTANA TUNNELS MINE................................................12
         MT. TODD MINE.......................................................14
         ZORTMAN MINE........................................................15
         BEAL MOUNTAIN MINE..................................................17
         BLACK PINE MINE.....................................................18
         PULLALLI PROJECT....................................................19
         BASIN CREEK.........................................................20
         GOLD PRICE..........................................................20
         SALES AND MARKETING.................................................20
         EXPLORATION AND EVALUATION..........................................21
         PROPERTY INTERESTS AND MINING CLAIMS................................21
         ENVIRONMENTAL AND REGULATORY MATTERS................................22
         INSURANCE...........................................................22
         COMPETITION.........................................................23
         EMPLOYEES...........................................................23

3.  LEGAL PROCEEDINGS........................................................24

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................24

    EXECUTIVE OFFICERS OF THE COMPANY........................................24

                                       PART II

5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND
    RELATED SHAREHOLDER MATTERS..............................................26

6.  SELECTED FINANCIAL DATA..................................................27

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................28

8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................36

9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE.....................................................62

                                       PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................62

11. EXECUTIVE COMPENSATION...................................................62

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........62

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................62

                                       PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........63


The Registrant will furnish a copy of any exhibit filed as part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Registrant's reasonable expenses for furnishing such exhibit. Requests should be made to the Secretary of the Registrant at the address set forth on the cover page of this report.


                     REPORTING CURRENCY AND FINANCIAL INFORMATION


All amounts in this report are expressed in United States dollars, unless otherwise indicated. References to "C$" are to Canadian dollars and to "A$" are to Australian dollars.

Financial information is presented in accordance with accounting principles generally accepted in the United States. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Company, are explained in Note 17 to the Consolidated Financial Statements.

                        GLOSSARY OF MINING AND FINANCIAL TERMS

AGGLOMERATION - mixing of mined ore with lime, cyanide, and cement prior to loading on the heap leach pad.

ASSAY - the tests performed on a sample to determine mineral content.

BACKFILL - waste material used to fill the void created by mining an ore body.

BARREN POND - a holding area containing chemical solution from which the gold and silver has been removed.

CARBON COLUMN CIRCUIT - a process to recover soluble gold and silver values from a sodium-cyanide leaching solution by adsorption onto activated carbon particles.

CASH COST PER OUNCE - includes site costs for all mining (except deferred mining and stripping costs), processing, administration, and resource taxes; but does not include royalties, capital, exploration, depreciation, and financing costs. By-product revenues are deducted from total cash costs and divided by payable gold ounces produced to arrive at net cash cost per ounce. Effective January 1, 1997, the Company will adopt the "Gold Institute Standard" for reporting of per ounce production costs. Under that standard, cash operating costs are consistent with the cash cost per ounce calculation described above, except that mine site taxes are excluded. Total cash costs are consistent with the calculation described above, except that royalties are included.

CIL - carbon-in-leach, a process for the recovery of gold from the ore. Ore is ground finely and mixed with a dilute sodium-cyanide solution to dissolve the gold which is absorbed onto carbon. The gold enriched carbon is stripped of the gold and the gold is recovered either through electrolysis or precipitation.

CIP - carbon-in-pulp, a process similar to CIL except that the ore is leached with cyanide prior to carbon loading.

CONCENTRATE - a product containing valuable metal from which most of the waste material in the ore has been removed.

CONTAINED OUNCES - the estimate of the total number of ounces of gold contained in an ore body, a portion of which are not recoverable.

CRUSHING AND GRINDING - the process by which ore is broken into small pieces to prepare it for further processing.

DEFERRED MINING COSTS - the operating costs associated with recoverable gold yet to be recovered from the heap leach pads.

DEFERRED STRIPPING COSTS - the mining costs associated with waste rock removal that are capitalized and expensed on the basis of the average stripping ratio for the ore body.

DILUTION - an estimate of the amount of waste mined with ore as part of normal mining practices.

DORE - unrefined metal bars consisting of gold, silver, and impurities which will be further refined.

DRILLING:
    BLASTHOLE DRILLING - the drilling of holes in rock to insert an explosive charge. The drill holes are usually 3 - 8 meters apart. The blast breaks up the rock so it can be dug out.

    DIAMOND DRILLING - drilling with a hollow bit which has a diamond cutting rim to produce a cylindrical core that is used for geological study and assays. Used in exploration.

    INFILL DRILLING - drilling at shorter intervals between holes, used to provide greater geological detail and to help establish reserve estimates.

    ROTARY DRILLING - drilling with a bit that breaks the rock into chips rather than core. Faster and cheaper than diamond drilling, the chips are forced by water and air to the surface for examination.

    REVERSE CIRCULATION DRILLING - a type of rotary drilling that uses a double-walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

ELECTROWINNING - the recovery of metal by electrolysis.  An electric current is
passed through a   solution containing dissolved metals, which causes the
metals to be deposited on a cathode.

EXPLORATION - can be divided into three basic categories:
    GRASS ROOTS EXPLORATION - exploration for ore in an area that has the correct geologic setting, although no ore has been previously found in that setting.

    HEADFRAME EXPLORATION - exploration for a separate ore body within sight of an existing mine.

    DEFINITION EXPLORATION - exploration that defines an ore body, or searches for extensions to the ore body, once it has been discovered.

FLOTATION - a concentration process selectively attaching valuable minerals to air bubbles in a chemical solution.

GRADE - the amount of valuable mineral in each tonne of ore, expressed as grams per tonne for precious metals and as a percentage by weight for other metals.

    RESERVE GRADE - estimated metal content of an ore body, based on reserve calculations.

    CUT-OFF GRADE - the minimum content level at which an ore body can be economically mined.

    MILL HEAD GRADE - metal content of mined ore going into a mill for processing.

    RECOVERED GRADE - actual metal content of ore determined after mining.

GRAVITY CIRCUIT - a process of recovering gold from crushed rock or gravel using gold's high specific gravity to separate it from the lighter material.

HEAP LEACHING - a process of extracting gold and silver by placing broken ore on sloping, impermeable pads and applying a dilute cyanide solution that dissolves a portion of the contained gold, which is then recovered in a carbon column or Merrill-Crowe circuit.

HEAP LEACH PAD ("HEAP") - a large, impermeable foundation or pad used as a base for ore during heap leaching. The leach solution is collected and does not escape from the circuit.

MERRILL-CROWE PROCESS - a process utilized to recover soluble gold and silver values from a sodium-cyanide leaching solution by precipitating with zinc dust after the leaching solution is clarified and deoxygenated by vacuum treatment.

METRIC CONVERSION -
    1 acre = 0.4047 hectare
    1 foot = 0.3048 meters
    1 mile = 1.6093 kilometers
    1 ton = 0.9072 tonne
    1 troy ounce = 31.1034 grams
    1 ounce per ton = 34.2848 grams per tonne

MILL - a plant where ore is ground and the metals are extracted by physical and/or chemical processes.

MILLING CIRCUIT - the combination of various processes and systems which separate waste materials from the valuable minerals, producing a concentrate.

MINERAL POTENTIAL (EXPLORATION INFORMATION) - mineral potential includes all estimates for the quantity and quality of mineral deposits when the specific geologic evidence is not sufficient to assume continuity of mineralization or when a conceptual mine plan has not been used to define the estimate. The estimate may or may not be supported by samples and measurements but should be supported by reasonable geo-scientific (geological, geochemical, geophysical, or other) data.

MINERALIZED MATERIAL - mineralized material includes mineralized bodies which have been physically delineated by drilling, underground work, surface trenching, etc., and found to contain a sufficient amount of material with an average grade of metal or metals to warrant further exploration expenditures. Mineralized material must be defined by a conceptual mine plan and have established geologic continuity but does not qualify as a proven and probable reserve until final legal, technical, and economic factors have been resolved.

MINING CLAIM - public mineral land which a party has staked or marked out in accordance with federal, provincial, or state mining laws to acquire the right to explore for and exploit the minerals under the surface.

NET PROFITS INTEREST - a royalty based on the profit remaining after recapture of certain operating, capital, and other costs as determined by agreement.

NET SMELTER RETURN - a royalty based on the market value of the gold produced, less the cost of refining and transportation.

ORE - material that can be economically mined and processed.

OUNCE - troy ounce, which is equivalent to 31.1034 grams.

OXIDE ORE - mineralized rock in which some of the original minerals have been oxidized, making the ore more porous and permitting a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals are more readily dissolved.

PREGNANT POND - pond containing cyanide solution impregnated with gold and silver which has percolated through the ore on the pad.

PRODUCTS - metals produced by the Company which include gold, silver, zinc, lead and copper.

RECOVERY RATE - percentage of the valuable material recovered in the processing of ore.

REFRACTORY MATERIAL - mineralization which cannot be recovered using conventional means.

RESERVES:
    PROVEN RESERVES - reserves for which (a) a quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established. The Company's proven reserves are within a mine plan, operating plan, and approved mine permit.

    PROBABLE RESERVES - reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. The Company's probable reserves may not be within a mine plan, operating plan, and approved mine permit, but there should be no significant uncertainty concerning the issuance of these permits or resolution of any legal or technical issues.

RUN-OF-MINE - unprocessed ore which is hauled directly to the heap leach pads without being crushed.

STRIP (OR STRIPPING) RATIO - the tonnage of waste material removed to allow the mining of one tonne of ore in an open-pit.

SULFIDE ORE - mineralization contained in the form of a sulfide.

TAILINGS - material removed from a milling circuit after separation of the valuable minerals.

                                        PART I

                       ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

INTRODUCTION

Pegasus Gold Inc. ("Pegasus," the "Company," or the "Registrant"), which is incorporated in British Columbia, Canada, was formed in 1984 as a result of the amalgamation of Pegasus Gold Ltd. and Montoro Gold Inc., predecessors of which had been in existence since as early as 1961. Unless the context otherwise indicates, references to the Company include majority owned subsidiaries.

The Company's primary business is the mining and processing of gold, and the exploration for and development of gold producing properties. The Company operates six mines: five in the western United States and one in the Northern Territory of Australia. The Company produced 497,300 ounces of gold during 1996 and expects to produce 570,000 ounces of gold in 1997. The Company's mines consist of open-pit and underground operations utilizing a combination of heap leaching and conventional milling facilities to extract gold. The Company was one of the first to use the heap leaching method of gold recovery and is an industry leader in the technological refinement of the process since the method was first employed in 1979 at the Zortman Mine.

The Company derives all of its revenue from the sale of gold, silver, zinc, lead, and copper. In 1996, sales of gold and other metals were 88 and 12 percent of revenues, respectively.

SIGNIFICANT DEVELOPMENTS IN 1996

In January 1996, the Company completed a public offering in the United States and Canada for 6,000,000 common shares at a price of C$21.00 per share (US$15.38). Net proceeds of the offering were $88.2 million.

In April 1996, the Company entered into a Multi-currency Revolving Credit Facility which provides for borrowings of up to $150 million. Borrowing under the facility may occur in the United States, Canada, and Australia in U.S., Canadian or Australian dollars, with certain restrictions.

In July 1996, the Company announced an agreement to settle all outstanding water quality litigation at the Zortman Mine. In September 1996, the litigation was settled without ascribing liability through entry of a Consent Decree by the Montana First Judicial Court. The settlement of outstanding litigation, together with the issuance in October of a favorable Record of Decision by the Bureau of Land Management and the Montana Department of Environmental Quality, paves the way for the Company's Zortman Extension Project to proceed.

In December 1996, the Mt. Todd Mine poured the first gold from its new milling and processing facilities. Construction of the new facilities was essentially complete at year-end and results from initial commissioning have been encouraging with Mt. Todd on track to achieve commercial production during the second quarter of 1997.

During 1996, the Company completed a major expansion at the Florida Canyon Mine and made a successful transition to self-mining. Expanded facilities more than doubled crushing capacity to 11.1 million tonnes per annum and resulted in significantly higher gold production.

PRODUCTION

The table below sets out gold production at each of the Company's mines for the past five years:


                                                     Gold Production
                                                       (in ounces)
         Mine                1996           1995          1994           1993              1992
--------------------------------------------------------------------------------------------------
 Florida Canyon, Nevada... 183,200        111,200         91,900        109,200         90,000
 Montana Tunnels, Montana.  81,600         89,200         80,200         68,900         74,700
 Mt. Todd, Australia (1)..  62,600         70,000         61,200            ---            ---
 Zortman, Montana.........  37,000        110,900        109,500        108,500        113,000
 Beal Mountain, Montana...  45,000         59,900         61,200          9,300         52,200
 Black Pine, Idaho........  87,900        108,500         65,700         66,100         48,700
 Tanami, Australia (1)(3).     ---            ---         24,700         68,800            ---
 Basin Creek, Montana (2).     ---            ---            700          2,800          3,500
                         ---------      ---------      ---------      ---------      ---------
   Total                   497,300        549,700        495,100        483,600        382,100
                         =========      =========      =========      =========      =========


-----------------------
(1) Total production.
(2) Current status, see Page 20.
(3) Operations ceased April 1994.

SUMMARY OF ORE RESERVES

The proven and probable ore reserves set forth below, and appearing elsewhere in this Form 10-K, reflect estimates of the quantities and grades of mineralized materials which can be economically recovered based on a realized price for gold of $400 per ounce, except at Mt. Todd which used $A545 and Montana Tunnels which used $390, and certain assumptions regarding production costs and other metal prices. In 1996, the Company realized an average price of approximately $426 per ounce. Although the Company has carefully prepared and verified these reserves, such figures are estimates. Market price fluctuations of gold as well as increased production costs or reduced recovery rates, may render the mining of ore reserves containing lower grades of mineralization uneconomic. Moreover, short-term factors such as the need for orderly development of ore bodies, or the processing of different grades, could adversely impact operating results in any particular accounting period. Probable reserves at the Florida Canyon property require additional permits before all reserves can be mined. The Company believes all necessary permits will be obtained.

The gold reserves set forth below represent proven and probable ore reserves at each of the Company's properties at December 31, 1996:


                                          Tonnes            Grade   Contained
                      Mine                 (000's)          (g/t)   Ounces (1)
                                     ------------------------------------------
         Florida Canyon.............       53,133         0.59      1,013,000
         Montana Tunnels............       17,095         0.54        295,200
         Mt. Todd...................       94,507         1.07      3,250,700
         Zortman....................       62,317         0.71      1,427,500
         Pullalli...................        9,135         1.60        469,700
         Beal Mountain..............          637         2.09         42,800
         Black Pine.................        1,802         0.57         32,800
                                                                 ------------
           TOTAL                                                    6,531,700
                                                                 ============
--------------------
(1) Does not reflect gold equivalent ounces in other recoverable metals.

MAP...


Three maps of North America, South America and Australia showing the location of the Company's corporate headquarters, exploration offices operating mines, and principal projects

FLORIDA CANYON MINE

The Florida Canyon Mine is an open-pit, heap leaching operation located in Pershing County approximately 64 kilometers west of Winnemucca, Nevada. Mining operations commenced at the Florida Canyon Mine in September 1986.

OPERATING DATA

The following table contains certain operating statistics for the Florida Canyon
Mine:


                                                     Year Ended December 31,
                              ----------------------------------------------------------------------
                                1996           1995           1994           1993           1992
                                ----           ----           ----           ----           ----
CRUSHED ORE:
Ore mined (tonnes 000's).....    11,440          5,320          4,990          4,990          4,610
Average gold grade (g/t).....      0.79           0.84           0.79           0.72           0.62
Gold recovery percentage.....      78.0           75.0           77.8           76.5           65.0

RUN-OF-MINE ORE:
Ore mined (tonnes 000's).....     2,440          2,320          1,540          1,360          4,010
Average gold grade (g/t).....      0.35           0.37           0.34           0.38           0.34
Gold recovery percentage.....      45.0           45.0           47.5           52.4           49.0

Stripping ratio..............    1.89:1         1.03:1         1.22:1         0.88:1         1.22:1

Ounces of gold recovered.....   183,200        111,200         91,900        109,200         90,000
Ounces of silver recovered...   104,700         62,600         25,300         37,600         37,800

COST PER OUNCE:
Cash production cost.........      $256           $256           $259           $222           $282
Depreciation and amortization        77             32             27             47             54
Royalties....................        10             11             11             18             12
                              ---------       --------      ---------      ---------      ---------
Total production cost........      $343           $299           $297           $287           $348
                              =========       ========      =========      =========      =========
------------------


GEOLOGY

Gold deposits at Florida Canyon are hosted by iron oxide stained and silicified siltstones and argillites of the Triassic Grass Valley Formation.
Mineralization occurs in structurally controlled quartz veins and stockworks cutting silicified host rock. Structural preparation for mineralization is localized at the junctions of northeast (Midas Trend) and northwest trending regional structural zones. These structural intersections provided the conduits for ascending gold bearing hydrothermal fluids which invaded brittle, fractured host rock. Bedding within the Grass Valley Formation imparts a lithologic control to the hydrothermally introduced mineralization.

Gold is generally associated with quartz, iron oxides, pyrite, and marcasite and occurs in the native state averaging three to five microns. Alteration products consist of quartz, alunite, kaolinite, adularia, and iron oxides. Oxidized ore zones grade laterally and at depth into unoxidized zones.

ORE RESERVES

As of December 31, 1996, the Florida Canyon Mine had proven and probable ore reserves of approximately 53.1 million tonnes, grading 0.59 grams of gold per tonne with a stripping ratio of 2.4:1. This reserve is comprised of 31.3 million tonnes of material that will be crushed, agglomerated, and delivered to the heap leach pads, and 21.8 million tonnes that will be delivered to the leach pads as run-of-mine material. Ore to be crushed has an average grade of 0.74 grams of gold per tonne. The average grade of the run-of-mine material is 0.38 grams of gold per tonne. The cut-off grade for each type of material depends on rock type and processing method. The Company expects mining operations to continue at full production at least another six years based on current mine plans. Additional permitting is required to mine certain portions of the ore body.

MINING AND LEACHING OPERATIONS

Material is mined by conventional open-pit, truck and loader methods. The lower grade, run-of-mine material is delivered directly to the heap leach pad while higher grade, crushed ore is hauled by truck to the crushing plant.
Improvements to mining and crushing operations completed in 1995 increased crushing capacity to 11.1 million tonnes per annum by adding a second crusher. In addition, the Company utilized a contract crusher for much of 1996. Two crushers will be operated at least through 1997.

Leaching occurs year round by percolating an alkaline solution of dilute sodium cyanide through the heap to dissolve the gold. Gold and silver are recovered from the solution using a Merrill-Crowe system and two carbon absorption gold recovery units, smelted onsite into dore and shipped to an outside refinery for processing into gold and silver bullion. Construction of the carbon desorption facility and refinery upgrades will be completed in early 1997.

Starting January 1, 1996, the mine began managing its own mining equipment and personnel. Mining rates increased to nearly 14 million tonnes of ore and 26 million tonnes of overburden for 1996. The current estimate of 1997 gold production is 175,000 ounces.

OWNERSHIP ARRANGEMENTS

The Florida Canyon property is comprised of 5,500 hectares, 3,880 hectares of which are unpatented. The unpatented mining claims are subject to royalties of
2.5 to 5.0 percent of the net smelter return and/or 1 to 10 percent of net profits.

MONTANA TUNNELS MINE

The Montana Tunnels Mine is located in Jefferson County, Montana, between Butte and Helena. The mine began production in the spring of 1987. Diamond Hill, a satellite operation of Montana Tunnels, is an underground operation in Broadwater, Montana. Production from Diamond Hill began in the third quarter of 1996.

OPERATING DATA

The following table contains certain operating statistics for the Montana Tunnels Mine (including Diamond Hill in 1996):

                                                      Year Ended December 31,
                              -----------------------------------------------------------------------
                                1996           1995           1994           1993           1992
                                ----           ----           ----           ----           ----
MILLED ORE:
Ore mined (tonnes 000's)......    5,080          5,100          4,720          4,170          4,150
Stripping ratio...............    2.9:1          3.0:1          4.1:1          3.8:1          2.0:1
Average gold grade (g/t)......     0.64           0.70           0.65           0.58           0.69
Average silver grade (g/t)....    11.57          10.76          10.97          15.08          15.08
Average percent lead..........     0.23           0.20           0.24           0.20           0.22
Average percent zinc..........     0.55           0.58           0.56           0.52           0.61
Gold recovery percentage......       84             85             85             84             87
Silver recovery percentage....       76             76             76             75             77
Lead recovery percentage......       90             88             88             88             90
Zinc recovery percentage......       86             85             86             88             90
Ounces of gold recovered......   81,600         89,200         80,200         68,900         74,700
Ounces of silver recovered....  921,500      1,073,200      1,085,700      1,401,100      1,325,700
Tons of lead recovered........    7,000          7,400          9,400          7,000          7,200
Tons of zinc recovered........   18,300         21,600         19,800         18,000         19,400

COST PER OUNCE:
Cash production cost (1)......     $289           $179           $173           $178           $115
Depreciation and amortization.      165            139            135            121            102
Royalties.....................       11             10             11             13             12
                                -------      ---------      ---------      ---------      ---------
Total production cost.........     $465           $328           $319           $312           $229
                                -------      ---------      ---------      ---------      ---------
                                -------      ---------      ---------      ---------      ---------
-----------------
(1) Net of by-product credits


GEOLOGY

The Montana Tunnels deposit is located in the central part of a diatreme (a volcanic vent or pipe) which has intruded older rocks. This diatreme was emplaced along the fault contact between the Cretaceous Elkhorn Mountain andesite and the Eocene Lowland Creek ignimbrites. The diatreme consists of matrix-rich breccia with fragments of contiguous wall rocks and intrusive rock from the Cretaceous Boulder batholith.

Sulfide mineralization includes pyrite, sphalerite, galena, minor chalcopyrite, and rare electrum accompanied by a gangue of manganocalcite, siderite, and minor quartz. The sulfides occur as disseminations in the breccia matrix and as widely spaced multidirectional veinlets. Gold occurs as electrum and as inclusions in pyrite, sphalerite, and galena. Silver is present mainly in galena and as silver sulfides.

The Diamond Hill deposit consists of near vertical, pipe-like bodies of gold-bearing skarn. The skarn is developed along a north-south structural zone that is along a contact of late Cretaceous diorite stock and early Tertiary volcanic rocks. The structural/contact zone is over 610 meters long and contains at least four gold bearing skarn zones. Two additional skarn zones have been identified from surface outcrops. The skarn is developed from both igneous and sedimentary rocks. The igneous rocks are derived from the adjacent diorite and volcanic rocks. The sediments have been rafted up along the structural zone.

The gold bearing skarns consist of retrograde calcium-silicate mineralization which includes: epidote, chlorite, idocrase, actinolite, calcite, garnet, potassium feldspar and quartz. The sulfide mineralization is predominately pyrite with minor chalcopyrite and rare pyrrhotite. Late stage calcite veins are also locally enriched in galena and sphalerite. The gold occurs as free grains from micron size to four millimeters and is associated with trace amounts of tellurium and bismuth.

ORE RESERVES

As of December 31, 1996, Montana Tunnels had proven and probable ore reserves of approximately 17.1 million tonnes, grading 0.54 grams of gold, 10.63 grams of silver, 0.21 percent lead and 0.62 percent zinc (average gold equivalent grade of 1.02 grams per tonne). Ore reserves were determined using a cut-off grade of
0.55 grams of gold equivalent per tonne which results in a stripping ratio of 0.64:1. At present production rates, reserves are sufficient for a 3.5 year mine life.

As of December 31, 1996, Diamond Hill had no proven and probable ore reserves. All resources were classified as mineralized material. Mining is currently planned at a rate faster than the Company will develop proven and probable reserves.

MINING AND PROCESSING OPERATIONS

Montana Tunnels is a conventional, open-pit mining operation consisting of drilling, blasting, loading, and truck haulage to carry ore to the crusher and waste to the dump.

Ore is treated by conventional crushing, then autogenous and ball mill grinding followed by sequential lead-zinc flotation. Lead and zinc concentrates are cleaned in further flotation steps and shipped by truck, rail, or ship and sold to various smelters. A gravity circuit recovers approximately 26 percent of the recovered gold and a small percentage of the silver. This product is smelted onsite to produce dore and shipped to an outside refinery for processing into gold and silver bullion.

Diamond Hill is a small underground mining operation. Mining is conducted by a contract miner using conventional equipment. Underground access is via a ramp which spirals down in a modified figure eight configuration. Ore is mined by sub-level stoping. The vertical distance between sub-levels is approximately 18 meters. Ore is hauled to the surface then hauled 110 kilometers by truck to the Montana Tunnels mill for batch processing.

OWNERSHIP ARRANGEMENTS

The Montana Tunnels property is comprised of 3,490 hectares, 1,900 hectares of which are unpatented. The property is subject to a 5 percent net profits royalty interest in favor of USMX (or $60,000 per month, if greater) until certain capital and financing costs have been recovered by payback. After payback, USMX will become entitled to a 50 percent net profits royalty. During 1996, the Company agreed to purchase the USMX royalty. Completion of the transaction is subject to the approval of USMX's shareholders. See Note 6 to the Consolidated Financial Statements for more information.

The Diamond Hill property is composed of 1,300 hectares, 1,180 of which are unpatented. The property is subject to a 15 percent net profits royalty interest in favor of Broadwater Development after payback of certain development costs. Based on current mine plans, estimates of mineralization, mining and processing costs, and metal prices, it is not anticipated that payback, as defined in the agreement, will occur. Some of the unpatented mining claims are subject to royalties of 0.5 percent to 3.0 percent of the net smelter return.

MT. TODD MINE

The Mt. Todd Mine is located in the Northern Territory of Australia, approximately 230 kilometers south of Darwin and 61 kilometers northwest of Katherine.

The project was developed in two phases. Phase I of the project, which began in March 1993, consisted of a three-stage crushing, agglomeration, and heap leach process which produced approximately 65,000 ounces of gold per year. Construction of the Phase I expansion, completed in November 1994, increased the throughput capacity from 4.0 million tonnes per year to 6.0 million tonnes per year. Ore additions to the heap ceased in August 1996, at which time waste stripping and ore stockpiling for Phase II operations commenced. Recovery of gold from the heap will continue into 1997.

Construction of Phase II began in late 1995 and was essentially complete at December 31, 1996. Final development of Phase II includes a mill, crushing plant expansion to four stages of crushing, flotation, CIL, and associated infrastructure including an onsite natural gas-turbine power generation plant. The current estimate is that production will increase to approximately 260,000 ounces per year, after commencement of commercial production during 1997.

OPERATING DATA

The following table contains certain operating statistics for the Mt. Todd Mine:

                                          Year Ended December 31,
                                     -------------------------------------
                                   1996            1995          1994
                                   ----            ----          ----
    Ore mined (tonnes 000's)......   4,000          5,040          3,450
    Stripping ratio...............  3.23:1         1.19:1         1.00:1
    Average gold grade (g/t)......    0.99           1.02           1.17
    Gold recovery percentage......    55.0           55.0           56.0
    Ounces of gold recovered (1)..  62,600         70,000         61,200

    COST PER OUNCE:
    Cash production cost..........    $370           $346           $331
    Depreciation and amortization.     182             68             47
    Royalties.....................       1            ---            ---
                                   -------        -------        -------
    Total production cost.........    $553           $414           $378
                                   =======        =======        =======
------------------
(1) Pegasus' share was 54,500 ounces in 1995 and 33,200 ounces in 1994.

GEOLOGY

The Mt. Todd area is located within the southeastern part of the Pine Creek Geosyncline, a geological province known to host many gold deposits. Mineralization at the Batman deposit is hosted by dominantly north-south trending and easterly dipping, sheeted quartz-sulfide veins within barren greywacke and shale. Other smaller deposits occur to the northeast of the Batman deposit. These also strike north-south and are oriented in an echelon arrangement into a northeast trending corridor. Near-term exploration will focus on these targets.

ORE RESERVES

As of December 31, 1996, the Mt. Todd Mine had proven and probable ore reserves of 94.5 million tonnes at an average grade of 1.07 grams of gold per tonne with an average stripping ratio of 1.91:1. The cut-off grade varies depending on rock type and processing method. The current reserves are sufficient for approximately nine years of operations based on current mine plans.

MINING AND MINERAL PROCESSING OPERATIONS

Mining at Mt. Todd is carried out by open-pit methods using conventional equipment. During Phase I, heap leach ore was crushed, agglomerated, and stacked on a leach pad. Pad loading ceased in August 1996. Gold is extracted from the ore by percolating a weak cyanide solution through the ore on the heap. Solution is pumped to a recovery plant where the gold is adsorbed onto activated carbon and then precipitated onto steel wool cathodes. The cathodes are smelted onsite into dore, which is shipped offsite for refinement into gold bullion. Heap leaching is expected to continue through 1997.

Phase II expanded the existing crushing plant at Mt. Todd by adding a parallel circuit to enable the mine to crush 8.0 million tonnes per year. In addition, a fourth stage of crushing has been added and the crushed ore will be fed to grinding mills and ground to 150 microns. Ground material goes through flotation and the flotation concentrate will be reground to liberate the gold which is leached within a CIL circuit. Flotation tails will be leached in a standard CIL circuit for residual gold recovery. Carbon stripping, electrowinning, and dore refining will be done in a common facility onsite.
Dore will be shipped to a commercial refiner for refinement into gold bullion. Total gold recovery after leaching both the flotation tails and the concentrate is expected to be 84 percent. A mining contractor is being used at Mt. Todd.

OWNERSHIP ARRANGEMENTS

The Mt. Todd property consists of 132,850 hectares of mineral leases including 127,460 hectares which are held under various exploration licenses and mineral claims. The leases are subject to a royalty of 18 percent of the gross profit from operations, less substantial adjustments for exploration and capital expenditures.

ZORTMAN MINE

The Zortman Mine is located in north central Montana, approximately 80 kilometers southwest of Malta. Mine operations commenced in 1979.

The Final Environmental Impact Statement ("EIS") for an extension of mining to the Zortman deposit was issued in March 1996. A favorable Record of Decision and operating permits were granted in October 1996. Additionally, the Company settled outstanding water quality litigation with the United States Environmental Protection Agency, the State of Montana, and several citizen groups in September 1996. Construction of the Zortman Extension Project is expected to begin in 1998 with production approximately one year after construction commences.

OPERATING DATA

The following table contains certain operating statistics for the Zortman Mine:


                                                      Year Ended December 31,
                               ---------------------------------------------------------------------
                                 1996            1995           1994          1993           1992
                                 ----            ----           ----          ----           ----
RUN-OF-MINE ORE:
Ore mined (tonnes 000's)......      130          9,090         13,430         11,340         11,700
Stripping ratio...............   1.50:1         0.77:1         0.74:1         0.67:1         0.45:1

Average gold grade (g/t)......     0.52           0.72           0.58           0.58           0.51
Gold recovery percentage......     55.0           55.0           55.0           55.0           55.0
Ounces of gold recovered......   37,000        110,900        109,500        108,500        113,000
Ounces of silver recovered....  129,800        500,500        461,200        535,700        771,600

COST PER OUNCE:
Cash production cost..........     $322           $279           $320           $273           $231
Depreciation and amortization.      122            101             55             50             47
Royalties.....................      ---              4             13              2              5
                              ---------      ---------      ---------      ---------      ---------
Total production cost.........     $444           $384           $388           $325           $283
                              =========      =========      =========      =========      =========
-------------------


GEOLOGY

Disseminated gold mineralization is hosted in breccia veins, dikes, and associated stockworks that cut tertiary aged alkaline syenite and quartz monzonite. Mineralization occurs where the emplacement of these breccia veins and dikes has produced increased porosity in the intrusive rocks, allowing hydrothermal solutions to intrude. The bulk of the gold and silver is present as electrum, but a substantial fraction of the gold occurs as tellurides. The deposit is oxidized to depths of up to 244 meters, and the ore mined to-date has come from the oxidized zones.

Most of the expected future mining will come from the Zortman Extension Project where the geologic conditions are very similar to those described above. The controlling structures continue at depth and along strike extent with the majority of reserves consisting of sulfides and transition ores (partially oxidized).

ORE RESERVES

As of December 31, 1996, the Zortman Mine has proven and probable ore reserves of 62.3 million tonnes with an average grade of 0.71 grams of gold per tonne and a stripping ratio of 0.8:1.

MINING AND HEAP LEACHING OPERATIONS

The run-of-mine ore from the open-pits at the Zortman Mine, and when operational, the crushed ore from the Zortman Extension Project, are placed on nearby heap leach pads, where a sprinkler and drip system applies a dilute alkaline cyanide solution to the ore to dissolve the gold and silver. The gold and silver laden solution is collected and pumped to recovery plants. Gold and silver are recovered from solution through a carbon column circuit or Merrill-Crowe process, smelted onsite into dore, and shipped to an outside refinery for processing into gold and silver bullion.

Ore on the leach pads is leached intermittently over a five-year period. During the first year, approximately 40 percent of the total contained gold is recovered. Crushed ore from the Zortman Extension Project will be leached intermittently over a two-year period with approximately 55 percent of the total contained gold recovered during the first year.

OWNERSHIP ARRANGEMENTS

The Zortman property is comprised of 6,630 hectares, 5,940 hectares of which are unpatented. Some of the unpatented mining claims are subject to royalties of 2 to 3 percent of the net smelter return.

BEAL MOUNTAIN MINE

The Beal Mountain Mine is located in Silver Bow County, approximately 26 kilometers west of Butte, Montana. Commercial gold production commenced at the Beal Mountain Mine in May 1989.

OPERATING DATA

The following table contains certain operating statistics for the Beal Mountain
Mine:

                                                      Year Ended December 31,
                              ----------------------------------------------------------------------
                                 1996           1995           1994           1993          1992
                                 ----           ----           ----           ----          ----
RUN-OF-MINE ORE:
Ore mined (tonnes 000's)......    1,720          1,490          1,630          1,540          1,520
Stripping ratio...............   1.20:1         0.79:1         0.81:1         0.89:1         1.30:1
Average gold grade (g/t)......     1.45           1.72           1.68           1.78           1.47
Gold recovery percentage......     66.0           70.0           70.0           70.0           72.6
Ounces of gold recovered......   45,000         59,900         61,200         59,300         52,200
Ounces of silver recovered....    7,800         10,200          8,700          8,600          8,000

COST PER OUNCE:
Cash production cost..........     $363           $286           $255           $211           $211
Depreciation and amortization.      159             87            106             93             89
Royalties.....................        2             10             11             10              4
                              ---------      ---------      ---------      ---------      ---------
Total production cost.........     $524           $383           $372           $314           $304
                              =========      =========      =========      =========      =========
------------------


GEOLOGY

The Cretaceous Blackleaf Formation contains the mineralized host rocks at the Beal Mountain Mine. The original mudstones, quartzites, arkoses, and shales have been thermally altered to hornfels and calc-silicate rocks. Gold mineralization is associated with coarser-grained, clastic rocks and near-vertical sulfide-bearing quartz veining. Ore grade mineralization continues to the bottom of the present drilling (approximately 244 meters). South Beal, a mineralized zone 305 meters southeast of the main Beal deposit, was put into production in late 1993.

ORE RESERVES

As of December 31, 1996, Beal Mountain had remaining proven and probable ore reserves of approximately 637,000 tonnes, grading 2.09 grams of gold per tonne. A design cut-off grade of 0.62 grams of gold per tonne was used in calculating these reserves, resulting in a stripping ratio of 5.3:1. The expected mine life is less than one year.

MINING AND LEACHING OPERATIONS

The ore is mined by conventional, open-pit methods; it is then crushed, agglomerated, and loaded on the heap leach pad. A combination spray and drip system allows leaching to continue throughout the year. The gold laden solution is collected and pumped to a recovery plant where the gold is adsorbed onto activated carbon, stripped, then smelted onsite into dore and shipped to an outside refinery for processing into gold bullion.

Mining operations at Beal are expected to cease in 1997 after which reclamation and closure activities will commence.

OWNERSHIP ARRANGEMENTS

The Beal Mountain Mine is located on a leasehold interest of approximately 2,160 hectares. Under the terms of the lease, which may be extended for the life of mining operations on the property, the lessor is entitled to receive a royalty of 6 percent of the net proceeds until all capital costs and other expenses of placing the property into production have been recovered. After payback, the royalty increases to 30 percent. Payback is not expected to occur during the projected life of the mine. In addition, the Company is subject to a royalty of
4.5 percent of the net smelter return on the South Beal property.

BLACK PINE MINE

The Black Pine Mine is located 109 kilometers southeast of Burley, Idaho, in Cassia County. Mining and processing operations began in December 1991.

OPERATING DATA

The following table contains certain operating statistics for the Black Pine
Mine:

                                                      Year Ended December 31,
                              ----------------------------------------------------------------------
                                 1996           1995           1994           1993          1992
                                 ----           ----           ----           ----          ----
RUN-OF-MINE ORE:
Ore mined (tonnes 000's)......     8,730          7,050          5,810          3,270          2,850
Stripping ratio...............    0.98:1         1.16:1         1.16:1         1.30:1         1.93:1
Average gold grade (g/t)......      0.52           0.72           0.69           0.82           1.20
Gold recovery percentage......      60.0           59.0           54.0           80.0           65.0
Ounces of gold recovered......    87,900        108,500         65,700         66,100         48,700
Ounces of silver recovered....    31,000         59,300         39,100         28,600         14,900

COST PER OUNCE:
Cash production cost..........      $261           $251           $294           $244           $183
Depreciation and amortization.        35             40             53             83            109
Royalties.....................        24             22             24             20             18
                               ---------      ---------      ---------      ---------      ---------
Total production cost               $320           $313           $371           $347           $310
                               =========      =========      =========      =========      =========

--------------

GEOLOGY

The Black Pine Mine is comprised of multiple, low-grade, sediment-hosted, disseminated gold deposits. Late Paleozoic, calcareous siltstones and clastic limestones of the Pennsylvanian-Permian Oquirrh Formation are the dominant ore-bearing hosts. Precious metal mineralization is controlled by structural intersections in combination with favorable lithologies. Gold occurs as disseminated, micron-sized particles associated with calcite and limonite alteration.

ORE RESERVES

As of December 31, 1996, the Black Pine Mine had proven and probable ore reserves of 1.8 million tonnes at an average grade of 0.57 grams of gold per tonne. In calculating these reserves, the Company used a design cut-off grade of 0.31 grams of gold per tonne, resulting in an average stripping ratio of 1.80:1. The current reserves are sufficient for less than one year of operations based on current mine plans.

MINING AND LEACHING OPERATIONS

Ore is mined by conventional open-pit methods and hauled directly to the heap leach pad. Leaching occurs over a 12-month period by percolating an alkaline solution of dilute sodium cyanide through the heap to dissolve the gold. The gold-laden solution is collected and pumped to a recovery plant where it is adsorbed onto activated carbon and stripped, then smelted onsite into dore and shipped to an outside refinery for processing into gold bullion.

The Company uses a mining contractor at the Black Pine Mine under an agreement which expires on September 30, 1997. Mining operations are expected to cease in 1997 after which reclamation and closure activities will commence.

OWNERSHIP ARRANGEMENTS

The Black Pine property consists of approximately 6,280 hectares, which includes 1,660 hectares of land held under state and federal leases. All land in the proximity of mining areas is subject to a variable royalty which is approximately 6 percent of revenue when gold is $400 per ounce.

PULLALLI PROJECT

The Pullalli Project is situated 160 kilometers northwest of Santiago, Chile, at a relatively low elevation, close to a power line and the Pan-American Highway.

CURRENT STATUS

The Company completed a final feasibility study for the development of the Pullalli open-pit gold mine in 1995. Detailed engineering was completed in 1996. However, due to the limited success of exploration drilling and the current weak gold market, the Company has decided to delay the start of construction until 1998. An exploration program designed to test the potential of adding additional reserves to the north of the current reserve area will be completed during 1997. Final assessment of the project will follow completion of further exploration.

GEOLOGY

The Pullalli area consists of gold mineralization dominantly controlled by at least four northeast-striking structures in a series of rhyolite, meta-sedimentary and meta-volcanic rocks along the flanks of a rhyolite intrusive complex. The gold mineralization is enhanced by north-trending dikes and northwest-trending structures. The gold mineralization is associated with strongly silicified lenses and veins surrounded by prominent quartz-sericite-pyrite alteration.

ORE RESERVES

As of December 31, 1996, the Pullalli Project had proven and probable ore reserves of 9.1 million tonnes at an average grade of 1.60 grams of gold per tonne, resulting in a strip ratio of 3.74:1.

MINING AND LEACHING OPERATIONS

Open-pit mining using conventional equipment is expected at a rate of 2.3 million tonnes of ore per year. A crushing plant will be constructed to crush
1.5 million tonnes of ore for heap leaching and 0.77 million tonnes for milling. Higher grade mill ore will be campaigned through the crusher daily and conveyed to a fine-ore stockpile for continuous reclaim to the mill. Lower grade heap leach ore will be crushed and conveyed directly to the heap for placement with a radial stacker. Gold will be recovered by carbon adsorption.

Mill ore will be processed in a conventional grinding and agitation leach plant. Leached product will be subjected to a cyclone washing circuit with overflow going to a CIP plant and underflow being combined with new heap leach ore and conveyed to the leach pad. CIP tails will report to a lined tailings pond. Construction could begin as early as 1998 with road construction, pre-stripping of waste and construction of dump sites, with production about 12 months later. At full production, it is currently estimated that Pullalli will produce about 90,000 ounces of gold annually for a period of five years.

OWNERSHIP ARRANGEMENTS

The Company controls approximately 11,600 hectares, 5,600 hectares of which contain the reserve area and the planned site for the new facilities. The Company acquired the mineral rights under option agreements, the terms of which require the Company to make payments over periods of three to eight years. One of these agreements requires the payment of a 4 percent net smelter return royalty. The surface rights for the project belong to the "Cooperative of Pullalli," owned by more than 100 holders. An agreement for leasing the surface rights for the mine operation is in place.

BASIN CREEK MINE

The Basin Creek Mine is located in southwestern Montana, approximately 29 kilometers southwest of Helena. The mine began production in June 1988 and was acquired by the Company in June 1989.

CURRENT STATUS

The Basin Creek Mine was shut down in early 1991 and placed on care and maintenance status. Run-of-mine test work was carried out in 1992, and in 1993 the Company initiated a study of the feasibility of reopening Basin Creek as a run-of-mine heap leach operation to help fund final reclamation costs.

In 1994, the run-of-mine study was completed and concluded that the operation would not produce economic results. Full closure of the mine was accelerated to decrease the Company's long-term environmental liability. During 1996, the Company spent $2.4 million on reclamation at Basin Creek. Reclamation expenditures for 1997 are estimated at $1.3 million and final closure is expected to occur in 1999.

OWNERSHIP ARRANGEMENTS

The Basin Creek property is comprised of approximately 2,130 hectares, of which 490 hectares are patented.

GOLD PRICE

The results of the Company's operations are significantly affected by the market price of gold. Gold prices fluctuate and are affected by numerous factors beyond the Company's control, including demand for precious metals, forward selling by producers, central bank sales and purchases of gold, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and of certain other currencies, interest rates, global or regional political or economic crises and sales of gold by holders in response to such factors. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, private individuals and companies. If gold prices should decline below the Company's cash costs of production and remain at such levels for a substantial period, the Company could determine that it is not economically feasible to continue commercial production at one or more of its mines.

SALES AND MARKETING

REFINING AND MARKETING

The Company's mines produce dore which is processed by Johnson Matthey in Salt Lake City, Utah, Handy and Harman in South Windsor, Connecticut and the Western Australian Mint in East Perth, Western Australia. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable. Lead concentrate produced at Montana Tunnels is shipped to ASARCO in East Helena, Montana. Zinc concentrate produced at Montana Tunnels is shipped to Cominco Ltd. in Trail, British Columbia, and to Dowa Mining Co., Ltd. in Akita, Japan.

All of the Company's sales are delivered against contracts with a small number of metals brokers and smelters. Due to the nature of the precious metals market, the Company is not dependent on its significant customers to provide a market for its refined gold and silver. However, if the Company had to replace the smelters to which zinc, lead, and pyrite concentrates are shipped, the additional transportation costs could be considerable.

HEDGING PROGRAM

The Company uses a variety of techniques to manage exposures to price fluctuations, and movements in interest and foreign currency exchange rates.
The Company reduces its exposure by creating offsetting positions through the use of derivative financial instruments and has established a control environment which includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative instrument activities. The Company does not use derivative financial instruments for trading or speculative purposes. For more information about the Company's financial instruments and hedging programs, see Note 12 to the Consolidated Financial Statements.

EXPLORATION AND EVALUATION

The Company conducts a grassroots exploration program in South America and Australia and evaluates specific exploration and advanced business development opportunities throughout the world. The Company focuses on pure gold properties and polymetallic deposits with a majority gold component. In addition, the Company pursues aggressive exploration programs at its operating mines.

Exploration activities are headquartered in Spokane, Washington, with district exploration offices in Santiago, Chile; Mendoza, Argentina; Kalgoorlie, Australia; and Itaituba, Brazil. The exploration department has a permanent staff of 28 people which includes geologists and support staff. Consultants and contract personnel are used for specific projects and tasks.

The Company spent $19.0 million on exploration and evaluation activities in 1996, including $7.7 million which was expensed, $4.3 million used to acquire a
19.9 percent interest in Intermin Resource Corporation Limited, an Australian gold exploration company, and $7.0 million capitalized to mine site operations. International exploration totaled $14.3 million, including $8.6 million in Australia, $2.6 million in Chile, $1.4 million in Brazil, $1.2 million in Argentina and $0.5 million on other international projects. United States exploration totaled $2.4 million, including $1.7 million around U.S. mines. Expenditures for evaluation of business opportunities globally totaled $2.3 million. For 1997, the exploration, development and evaluation budget is $11.0 million, $5.6 million of which is expected to be expensed. More than 90 percent will be spent on projects outside the United States. In addition, Intermin will spend $2.2 million from the proceeds of the Company's investment in 1996 on primary exploration targets in West Australia. Actual expenditures will vary depending on the results of exploration activities at exploration properties and operating mines and because of the acquisition of new properties.

PROPERTY INTERESTS AND MINING CLAIMS

The Company has acquired and maintained mining claims in a manner consistent with common mining industry practice and believes its titles are satisfactory. However, mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests.

It is impossible to ascertain the validity of unpatented United States mining claims from public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the Bureau of Land Management or the Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised upon submittal of a patent application or if the government seeks to include the land in an area to be dedicated to another use.

Unpatented U.S. mining claims are located upon public land and are subject to procedures established by the General Mining Law of 1872. Legislation has been introduced in prior sessions of Congress to make significant revisions to the Mining Law, including the imposition of a royalty on the net value of minerals mined on public lands, stricter environmental standards and conditions, additional reclamation requirements, and new procedural steps which would likely result in delays in permitting. Although legislation has not been enacted, attempts to amend the Mining Law can be expected to continue. The extent of any changes that actually will be enacted and the potential impact on the Company cannot be predicted.

The acquisition of interests in foreign jurisdictions may involve unique circumstances.

ENVIRONMENTAL AND REGULATORY MATTERS

REGULATION, RECLAMATION AND REMEDIATION

The Company's activities are subject to extensive domestic and foreign federal, state, and local laws and regulations controlling not only the mining of, exploration for, and development of mineral properties, but also the possible effects of such activities upon the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes operations are conducted in material compliance with applicable laws and regulations. However, existing and possible future legislation and regulations, and third party lawsuits, could cause additional expense, capital expenditures, operating, remediation and/or reclamation costs (including closure), in addition to restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted but could have a material adverse effect on the Company's business or financial condition.

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While the Company performs a portion of the required work concurrently with mining and processing operations, the majority occurs once such operations are completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. In Montana, Idaho, and Nevada, the Company posts security to cover the estimated costs of such reclamation as required by permit. The Company ratably accrues and expenses the total estimated cost to complete reclamation over the remaining life of each mine.

A total of $2.6 million was spent during 1996 for capital improvements associated with environmental projects, an additional $2.5 million was spent to manage and operate environmental programs for the protection of water, air, and wildlife resources, and $4.1 million to perform reclamation. Spending in 1996 was lower than expected primarily as a result of the timing of construction of environmental treatment facilities at the Zortman Mine. In 1997, the Company expects to spend $8.5 million on capital projects, $2.0 million on environmental programs, and $10.7 million on concurrent reclamation. Increased capital spending in 1997 will result from the construction of environmental treatment facilities at the Zortman Mine. Increased spending in 1997 for reclamation reflects the start of reclamation and closure activities at the Beal Mountain and Black Pine Mines.

For more information regarding the Company's reclamation programs, see Note 13 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, "Environmental Protection."

PERMITTING

Permitting is a continuing process, and as the Company expands, it regularly amends its existing permits and obtains new permits. The Company believes it has obtained all permits necessary for its current operations. The Florida Canyon Mine requires additional permits before all probable reserves can be mined. Consequently, the inability to obtain permits in the future could reduce the mine life.

INSURANCE

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. The Company carries insurance against certain property damage and loss (including business interruption), comprehensive general liability, and losses from theft of gold and goods in transit. While the Company maintains insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. In January 1996, the Company evaluated its environmental liability insurance program relative to the associated risks and determined that such coverage was not cost effective and therefore, this coverage was not purchased.

COMPETITION

The Company competes with other mining companies in connection with the acquisition of gold and other precious metals properties. There is significant and increasing competition for the limited number of gold acquisition opportunities, some with other companies having substantially greater financial resources than the Company. As a result, the Company may eventually be unable to acquire attractive gold mining properties. The Company believes no single company has sufficient market power to affect the price or supply of gold in the world market.

EMPLOYEES

As of December 31, 1996, the Company employed 1,022 persons. At some mines, the Company engages mining contractors in addition to its own employees. With the exception of Pegasus Gold Australia Pty Ltd. ("PGA") none of the Company's employees are covered by collective bargaining agreements. Certain employees of the Mt. Todd Mine are covered under a collective bargaining agreement in compliance with Australian law. The Company believes employee relations are good.

                                  LEGAL PROCEEDINGS

See Note 13 to the Consolidated Financial Statements.



                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 1996.



                          EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages, as of February 28, 1997, of each of the present executive officers of the Company together with the principal positions and offices with the Company held by each. Executive officers are appointed annually by the Board of Directors to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage, or adoption.

        NAME             AGE                    POSITION
        ----             ---                    --------

Werner G. Nennecker.....  43... President, Chief Executive Officer and Director

Phillips S. Baker, Jr...  37... Vice President,
                                Finance and Chief Financial Officer

Terry D. Bauer..........  48... Vice President,
                                Environmental and Governmental Affairs

Robert A. Lonergan......  51... Vice President,
                                General Counsel and Corporate Secretary

Eric B. Ovlen...........  53... Vice President, Administration

James B. Hannan.........  30... Controller

Michelle G. Viau........  39... Treasurer

--------------------

WERNER G. NENNECKER joined the Company in September 1992, as Senior Vice President and Chief Operating Officer. In November 1992, Mr. Nennecker assumed the position of President and Chief Executive Officer and became a Director of the Company. Prior to joining Pegasus, Mr. Nennecker worked 18 years in the mining industry with Ranchers Exploration and Santa Fe Pacific Gold Corporation. Most recently, he held the position of President of Santa Fe Pacific Gold Corporation. Mr. Nennecker is a Director of USMX, Inc., and Intermin Resource Corporation Ltd.

PHILLIPS S. BAKER, JR. joined the Company in January 1994, as Vice President, Finance and Chief Financial Officer. Prior to joining Pegasus, Mr. Baker worked seven years for Battle Mountain Gold Company, most recently as Treasurer. He also worked as a public accountant for Arthur Andersen & Company. He is an Attorney and Certified Public Accountant. Mr. Baker received a Bachelor of Business Administration in accounting from Texas A & M University and a Master of Business Administration and Doctor of Jurisprudence from the University of Houston. Mr. Baker is a Director of USMX, Inc. and Intermin Resource Corporation Ltd.

TERRY D. BAUER joined the Company in October 1990 and was appointed Vice President, Environmental and Governmental Affairs in April 1994. Prior to joining Pegasus, he served one year as Manager of Reclamation Services for Morrison-Knudsen, Inc. and eight years as Vice President of Sunbelt Mining Company, a mineral resource subsidiary of Public Service Company of New Mexico, with responsibility for engineering and environmental management. Mr. Bauer received his Bachelor of Science degree in Mining Engineering from the Colorado School of Mines in 1970.

ROBERT A. LONERGAN joined the Company in June 1995, as Vice President, General Counsel and Corporate Secretary. Mr. Lonergan has more than 22 years experience in the legal field, primarily working on issues relating to environmental compliance, mergers and acquisitions, and business litigation. He began his career at Cadwalader, Wickersham & Taft in New York; from 1990 to 1993, Mr. Lonergan was Vice President, General Counsel, Secretary and a member of the Board of Directors of Kennecott Corporation of Salt Lake City, Utah. From 1994 until June 1995, Mr. Lonergan was an adjunct faculty member of the University of Utah and affiliated with the firm of Woodbury and Kesler. Mr. Lonergan is a Director of Intermin Resource Corporation Ltd.

ERIC B. OVLEN joined the Company in October 1994 as Vice President, Administration. Mr. Ovlen brings 20 years of general management, administration, and human resources experience with multinational companies to Pegasus. Mr. Ovlen spent the last five years before he joined the Company, as Vice President of Administration at Oki Semiconductor of Sunnyvale, California.

JAMES B. HANNAN joined the Company in April 1995, and was appointed Controller in November 1996. From April 1995 to October 1996, he was Assistant Controller. Prior to joining the Company, Mr. Hannan worked as a public accountant at Coopers & Lybrand for six years. Mr. Hannan is a Certified Public Accountant.

MICHELLE G. VIAU joined the Company in October 1984. Since February 1996, Mrs. Viau has been the Company's Treasurer; from December 1992 to December 1996, she was the Controller, from November 1987 to December 1992, she was the Assistant Controller, and from October 1984 to October 1987, she held the position of Tax Manager. Mrs. Viau has been a Certified Public Accountant since 1980. Prior to her employment with the Company, Mrs. Viau worked as a public accountant for Coopers & Lybrand.

                                       PART II

                    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                             RELATED STOCKHOLDER MATTERS

The Company's common shares are traded on the American Stock Exchange, The Toronto Stock Exchange, and the Montreal Exchange under the symbol "PGU." As of February 28, 1997, the common shares were held by approximately 3,142 registered shareholders. As the Company's earnings are derived almost entirely from the mining and sale of gold, the market price of the Company's common shares is strongly influenced by prevailing gold bullion prices. The following table sets forth for the indicated periods, the high and low sales prices of the common shares as reported by the American Stock Exchange and The Toronto Stock Exchange, and the high and low gold prices per ounce on the London Bullion Market.

                                   AMERICAN STOCK                 TORONTO STOCK
                                      EXCHANGE                      EXCHANGE                    GOLD PRICES (1)
                                   (U.S. DOLLARS)               (CANADIAN DOLLARS)             (U.S. DOLLARS)
                                -----------------------       ---------------------        -----------------------
                                HIGH             LOW          HIGH             LOW          HIGH             LOW
                               ---------       -------        -------       -------        --------       --------
1996 FIRST QUARTER             $17.88         $13.50         $24.30         $18.38        $414.80        $389.15
    SECOND QUARTER              16.63          12.00          22.45          16.20         396.30         382.00
    THIRD QUARTER               13.13           9.75          17.90          13.45         389.75         379.00
    FOURTH QUARTER              11.38           7.50          15.30          10.30         383.60         367.40

1995 First Quarter             $12.75         $10.00         $17.63         $14.13        $392.20        $371.20
    Second Quarter              13.50          10.00          18.50          13.75         395.55         381.55
    Third Quarter               14.38          10.00          19.38          13.50         390.45         379.40
    Fourth Quarter              14.75          10.88          20.13          14.75         388.60         381.75

---------------
(1) PM Fixing

Because of cash flow requirements for major project development, the Company did not declare a dividend in 1996, 1995, or 1994. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements, and other relevant considerations.

                               SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                         Year Ended December 31,
                                  --------------------------------------------------------------------
                                    1996(1)       1995(1)        1994(1)         1993            1992
(In Thousands, Except Per Share)

Income Statement Data:
  Sales.........................  $239,720       $255,579       $233,648       $215,187       $182,171
                                  ========       ========       ========       ========       ========

  Income (loss) before income
  taxes, and effect of change
  in accounting principle.......  ($21,413)       ($3,532)      ($61,318)       $11,757       ($11,751)
                                  ========       ========       ========       ========       ========
  Income (loss) before effect of
  change in accounting
  principle.....................  ($21,603)       ($2,953)      ($58,735)        $9,993        ($8,320)
                                  ========       ========       ========       ========       ========

Net income (loss)...............  ($21,603)       ($2,953)      ($58,735)        $9,993        ($6,341)
                                  ========       ========       ========       ========       ========
Net income (loss) per common
share:
   Before effect of change in
   accounting principle........     ($0.53)        ($0.08)        ($1.69)         $0.30         ($0.29)

Effect of change in accounting
principle......................        ---            ---            ---            ---          $0.07
                                  --------       --------       --------       --------       --------
                                    ($0.53)        ($0.08)        ($1.69)         $0.30         ($.022)
                                  ========       ========       ========       ========       ========

Cash dividends per common
share..........................      $0.00          $0.00          $0.00          $0.10         $0.10
                                  ========       ========       ========       ========       ========

---------------------
(1) Comparability to prior years has been affected due to the consolidation of PGA as of April 1, 1993.

                                                       Year Ended December 31,
                                -------------------------------------------------------------------
                                   1996          1995            1994          1993           1992
                                   ----          ----            ----          ----           ----
Balance Sheet Data:
    Cash and short-term
    investments.............     $8,566        $52,990        $89,316       $149,313       $109,753

    Total assets............   $754,208       $580,241       $453,279       $495,233       $394,022

    Long-term debt (2)......   $241,178       $159,625        $58,189        $66,735        $62,995

Shareholder's equity.........  $363,277       $288,704       $292,342       $341,997       $293,139

-----------------
(2) Includes short-term portion, capital lease obligations, and convertible debt. See Notes 7 and 8 to the Consolidated Financial Statements.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 1996, the Company recorded a net loss of $21.6 million, or $0.53 per share, compared to a net loss of $3.0 million, or $0.08 per share, in 1995 and a net loss of $58.7 million, or $1.69 per share, in 1994. The net loss for 1996 includes the effects of accelerated depreciation and amortization, increased estimates of future closure and reclamation costs and property write-downs totaling $19.4 million, or $0.48 per share. In 1994, the net loss includes the effect of provisions for closure, reclamation and related costs and property write-downs amounting to $52.9 million or $1.53 per share. Excluding the effects of the above, the net losses for 1996 and 1994 would have been $2.2 million, or $0.05 per share and $5.8 million, or $0.16 per share, respectively.

The net loss in 1996, before the charges discussed above, improved compared to 1995 because of a 5 percent increase in realized gold prices, a $10.9 million reduction in exploration and evaluation expenses, the Company's proportionate share of earnings from affiliates, and the capitalization of $10.0 million of interest on construction projects. These factors were partially offset by a 29 percent increase in depreciation and amortization, a 10 percent decrease in gold production, an 11 percent increase in the cash cost per ounce, and costs incurred in connection with a proposed merger.

                                                  1996      1995       1994
                                                  ----      ----       ----
    Gold sales (ounces).........................  497,300   549,700   495,100
    Gold revenue realized per ounce.............     $426      $406      $407
    Average COMEX price per ounce...............     $388      $384      $384
    Cash production cost per ounce, net (1).....     $291      $262      $277
    Total production cost per ounce (2).........     $409      $347      $356
-----------------------
(1) Cash production costs include all operating costs at the mines, including overhead and applicable mining taxes and credit for by-product revenues.
(2) Includes cash production costs, royalties, and depreciation and amortization.

STATISTICAL INFORMATION BY MINE

The following chart details gold production, cash production costs and non-cash operating costs per ounce by location.

                                                Year Ended December 31,
                                         -----------------------------------
                                             1996         1995        1994
                                             ----         ----        ----
    FLORIDA CANYON MINE:
    Ounces of gold....................... 183,200      111,200      91,900
    Average cost per ounce:
         Cash production cost............    $256         $256        $259
         Depreciation and amortization         77           32          27
         Royalties.......................      10           11          11

                                          -------      -------     -------
    Total production cost                    $343         $299        $297
                                          =======      =======     =======

    MONTANA TUNNELS MINE:
    Ounces of gold.......................  81,600       89,200      80,200
    Average cost per ounce:
         Cash production cost............    $289         $179        $173
         Depreciation and amortization...     165          139         135
         Royalties.......................      11           10          11
                                          -------      -------     -------
    Total production cost                    $465         $328        $319
                                          =======      =======     =======

                                                Year Ended December 31,
                                         -----------------------------------
                                             1996         1995        1994
                                             ----         ----        ----
    MT. TODD MINE:
    Ounces of gold.......................  62,600       70,000      61,200
    Attributable to Pegasus (1)..........  62,600       54,500      33,200
    Average cost per ounce:
         Cash production cost............    $370         $346        $331
         Depreciation and amortization...     182           68          47
         Royalties.......................       1          ---         ---
                                          -------      -------     -------
    Total production cost                    $553         $414        $378
                                          =======      =======     =======

    ZORTMAN MINE:
    Ounces of gold.......................  37,000      110,900     109,500
    Average cost per ounce:
         Cash production cost............    $322         $279        $320
         Depreciation and amortization...     122          101          55
         Royalties.......................     ---            4          13
                                          -------      -------     -------
    Total production cost                    $444         $384        $388
                                          =======      =======     =======

    BEAL MOUNTAIN MINE:
    Ounces of gold.......................  45,000       59,900      61,200
    Average cost per ounce:
         Cash production cost............    $363         $286        $255
         Depreciation and amortization...     159           87         106
         Royalties.......................       2           10          11
                                          -------      -------     -------
    Total production cost                    $524         $383        $372
                                          =======      =======     =======

    BLACK PINE MINE:
    Ounces of gold.......................  87,900      108,500      65,700
    Average cost per ounce:
         Cash production cost............    $261         $251        $294
         Depreciation and amortization...      35           40          53
         Royalties.......................      24           22          24
                                          -------      -------     -------
    Total production cost                    $320         $313        $371
                                          =======      =======     =======

    TANAMI MINE:
    Ounces of gold.......................     ---          ---      24,700
    Attributable to Pegasus (1)..........     ---          ---      13,300
    Average cost per ounce:
         Cash production cost............     ---          ---        $231
         Depreciation and amortization...     ---          ---          24
         Royalties.......................     ---          ---          30
                                          -------      -------     -------
    Total production cost                     ---          ---        $285
                                          =======      =======     =======

    CONSOLIDATED TOTALS
    Ounces of gold (1)(2)................ 497,300      549,700     494,400
    Attributable to Pegasus (2).......... 497,300      534,200     455,000
    Average cost per ounce:
         Cash production cost............    $291         $262        $277
         Depreciation and amortization...     108           75          66
         Royalties.......................      10           10          13
                                          -------      -------     -------
    Total production cost                    $409         $347        $356
                                          =======      =======     =======
---------------
(1) The Company's ownership percentage in Mt. Todd and Tanami was 55 percent in 1994, 58 percent through July 1995, 100 percent since August 1995.
(2) Does not include the Basin Creek Mine in 1994.

REVENUES

GOLD. The Company's primary source of revenue is the sale of gold produced by its six mines located in the western United States and Australia. Revenue from the sale of gold decreased 5 percent in 1996 to $211.8 million, from $223 million in 1995 ($201.3 million in 1994). Lower revenue is attributable to a 10 percent decline in production offset by a 5 percent increase in realized prices. Lower production in 1996 compared to 1995 is primarily attributable to the planned interruption of mining at Zortman, the cessation of heap leach operations at Mt. Todd, and lower ore grades at Montana Tunnels, Beal Mountain, and Black Pine, offset by a 65 percent increase in production at Florida Canyon because of expanded operations. Total gold production decreased to 497,300 ounces from 549,700 ounces in 1995 (495,100 ounces in 1994).

The average realized gold price was $426 per ounce, compared to $406 per ounce in 1995, and $407 per ounce in 1994. The average COMEX gold price per ounce was $388 in 1996 compared to $384 in 1995 and 1994. The use of forward sales and other hedging programs added $20.0 million to revenue in 1996, $12.3 million in 1995, and $10.0 million in 1994.

OTHER METALS. Montana Tunnels produces most of the Company's silver, and all of its zinc and lead. Small quantities of silver are produced at the Company's other U.S. mines. In 1996, the sale of other metals contributed 12 percent of total revenue, compared to 13 percent in 1995 and 14 percent in 1994. Compared to 1995, sales of other metals decreased 14 percent to $27.9 million, down from $32.6 million ($32.3 million in 1994). Lower revenue reflects lower production of silver, zinc and lead resulting from lower mill feed grades at Montana Tunnels, offset partially by increased realized prices for silver and zinc. Average realized prices for 1996 were $5.05 per ounce, $0.49 per pound, and $0.28 per pound, for silver, zinc, and lead, respectively; compared to $4.96 per ounce, $0.46 per pound, and $0.29 per pound, respectively, in 1995 ($4.87 per ounce, $0.49 per pound, and $0.27 per pound, respectively, in 1994).

OPERATING COSTS

Consolidated cost of sales for the year decreased 2.5 percent from $176.8 million in 1995 to $172.4 million in 1996. The average cash cost of production increased 5 percent to $291 per ounce of gold in 1996 from $262 per ounce in 1995 ($277 in 1994). Higher cash costs are primarily attributable to lower gold production, ore grade, and by-product credits. Depreciation and amortization charges were $108 per ounce in 1996, compared to $75 per ounce in 1995 ($66 per ounce in 1994). Increased charges on a per ounce basis are attributable to lower production, increased property, plant, and equipment balances, higher amortization for reclamation and closure costs, and a change in estimated useful lives used to calculate depreciation for certain Phase I assets at Mt. Todd.

Cash costs per ounce were unchanged at Florida Canyon as lower costs associated with self-mining and increased production capacity were offset by lower ore grade and an increased stripping ratio. Increased depreciation and amortization charges reflect higher property, plant, and equipment balances from the addition of the mine equipment fleet and the facility expansion together with higher amortization for increased estimates of reclamation and closure costs.

At Montana Tunnels, higher cash costs reflect incremental costs of maintaining open-pit wall stability, lower ore grade, and lower by-product credits per ounce. During 1996, areas of the pit wall at Montana Tunnels became unstable, requiring the movement of additional material to maintain pit access and safety. While the Company believes the instability can be managed throughout the remainder of the mine life at a reasonable cost, it is possible that a significant failure could occur and render some or all of the remaining ore uneconomic. Lower ore grades reflect the impact of high wall instability on access to higher-grade material at the bottom of the open-pit in 1996.

At Mt. Todd, cash costs have increased primarily because of lower production, resulting from lower grade and the cessation of additions of new ore to the pad. In August, ore additions to the heap leach pad ceased as tie-in of the Phase II facilities began. Residual leaching of ore on the heap leach pad will continue through 1997. During 1996, the Company completed an evaluation of the estimated useful lives assigned to certain assets at Mt. Todd. As a result of this evaluation, the Company changed the estimated useful lives used to calculate depreciation for certain assets. The effect of the charge was to increase the net loss by $5.0 million or $0.12 per common share (see Note 3 to the Consolidated Financial Statements).

Cash costs per ounce at Zortman reflect lower production from residual leaching of ore placed on the heap leach pad in prior years. Costs of $0.8 million incurred at Zortman as a result of delays in obtaining permits required for construction and operation of the Extension Project have been classified as care and maintenance in the Consolidated Statements of Operations and are therefore excluded from cash costs. All outstanding water quality litigation was resolved in the third quarter without ascribing liability, and permits necessary to begin construction on the Extension Project were received in October (see Note 13 to the Consolidated Financial Statements). Increased depreciation and amortization charges reflect increased estimates of reclamation and mine closure costs.

At Beal Mountain and Black Pine, lower ore grades have resulted in lower production and increased cash costs. At Beal Mountain, increased depreciation and amortization charges reflect the accrual of increased estimates of reclamation and mine closure costs.

On a consolidated basis, the cash cost per ounce in 1995 was lower than 1994 as a result of increased production primarily from U.S. operations.

EXPLORATION AND EVALUATION

Due largely to an emphasis on mine site activities, non-mine site exploration and evaluation expenses decreased $10.9 million to $7.7 million in 1996 from $18.6 million in 1995 ($20.7 million in 1994). Total exploration, including amounts capitalized to investments and development, decreased by $7.4 million to $19.0 million in 1996 from $26.4 million in 1995 ($24.8 million in 1994). Reduced exploration and evaluation expenses result from the capitalization of costs on the Diamond Hill and Pullalli Projects during 1996 as a result of development decisions in 1995. In addition, 1995 results included a $2.4 million charge to write down the Company's investment in the Leninogorsk Tailings Project. Total expenditures in 1996 include $4.3 million capitalized as an investment in connection with acquisition of the Company's 19.9 percent investment in Intermin Resource Corporation Limited, an Australian exploration company (see additional discussion in Investing Activities below). The remaining $7.0 million has been capitalized in connection with further development around the Company's mine sites and development projects.

In 1997, the Company expects to spend $11.0 million on exploration, evaluation, and development, $5.6 million of which is expected to be expensed.
Approximately half of the Company's exploration program for 1997 will be directed toward the addition of new minable reserves and resources through exploration around existing operations and development properties. Aggressive mine site exploration utilizing new geologic interpretations will be conducted at Mt. Todd, Pullalli, Florida Canyon, and Diamond Hill. The non-mine site activity will focus on reconnaissance efforts in Argentina, Brazil and Chile and evaluation of business opportunities globally. The Company plans to enter into exploration joint ventures on certain of its land positions during 1997. Finally, nearly $2.2 million will be spent by Intermin Resource Corporation Limited, with the Company's oversight, evaluating gold targets in Western Australia. Actual exploration and evaluation expenditures will vary as a result of the acquisition of new properties and the success of exploration activities on existing properties. Spending on advanced projects and acquisitions, which depends on opportunities and discoveries, cannot be projected.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 4 percent to $12.7 million from $13.2 million in 1995 ($14.5 million in 1994), primarily because of decreased travel and outside service costs, partially offset by higher salary and benefit costs, including the cost of severance, and other miscellaneous and governmental affairs expenditures.

OTHER INCOME (EXPENSE) AND TAXES

The Company invests its excess cash in low-risk, short-term investments. Interest and other income of $3.7 million in 1996 decreased $1.8 million from $5.5 million in 1995 ($5.0 million in 1994) because of lower average cash and short-term investment balances throughout the year. Cash and short-term investments during much of 1995 included the proceeds of the Company's Convertible Subordinated Notes which were used to acquire the minority interest in Pegasus Gold Australia ("PGA", formerly "Zapopan NL") late in the third quarter of 1995.

Interest expense, net of amounts capitalized, decreased $3.6 million to $2.4 million in 1996 from $6.0 million in 1995 ($3.5 million in 1994) because increased total interest costs associated with the $115 million of Convertible Subordinated Notes issued in April of 1995 and borrowings under the Company's revolving credit facility have been offset by the capitalization of $10.0 million of interest costs to construction projects during the year. In 1995 and 1994, interest costs of $2.3 million and $441,000, respectively, were capitalized. Increased interest expense in 1995 compared to 1994 resulted from additional interest on the Convertible Notes. Interest expense is expected to increase in 1997 as capitalization of interest on the Phase II expansion at Mt. Todd will cease when the facility achieves commercial production.

The equity in net income of affiliates in 1996 comprises the Company's proportionate share of earnings from the Emerging Markets Gold Fund offset by the Company's share of losses from USMX, compared to losses from both in 1995 and income reported by USMX in 1994.

The income tax provision reflects a valuation allowance of $1.5 million recorded against deferred tax assets in the U.S. during 1996, offset by the recognition of certain claims allowed upon resolution of certain periods reviewed by the IRS. In 1995 and 1994, the Company recorded net income tax benefits of 16.4 percent and 4.2 percent of each year's respective pre-tax loss. The low effective rate reflects the impact of nondeductible expenses and the inability to fully utilize net operating loss carryforwards generated in 1995 and 1994. See Note 9 to the Consolidated Financial Statements for additional information related to the composition of the tax provision. In the future, the Company's effective tax rate will be highly dependent upon the relative contribution to earnings of its operations in various tax jurisdictions which have significantly different effective tax rates.

PROPERTY WRITE-DOWNS AND PROVISION FOR CLOSURE, RECLAMATION AND RELATED COSTS

Property write-downs and other charges taken in 1996 and 1994 are discussed in Notes 3 and 4 to the Consolidated Financial Statements.

ENVIRONMENTAL PROTECTION AND PERMITTING

Environmental protection is a primary consideration in the design, development and operation of the Company's current and future mines, worldwide. A total of $2.6 million and $4.4 million was spent during 1996 and 1995 ($1.2 million in 1994), respectively, for capital improvements associated with environmental projects. In addition, $6.6 million and $7.7 million was spent during 1996 and 1995 ($7.2 million in 1994) to manage and operate environmental programs including concurrent reclamation.

In September 1996, all outstanding water quality litigation at Zortman was settled without ascribing liability, through entry of a Consent Decree by the Montana First Judicial District Court. On October 25, 1996, a Record of Decision was issued by the Bureau of Land Management and the Montana Department of Environmental Quality for the Zortman Extension Project.

No major spills, releases, or other significant environmental incidents occurred at the Company's mines during 1996. All minor incidents were promptly addressed and remedied, as appropriate.

At December 31, 1996, the Company estimates the future costs to close and reclaim all of its current mines to be $110.4 million (see Note 13 to the Consolidated Financial Statements). During 1996, the Company increased its estimate of the future costs to close and reclaim the Zortman, Beal Mountain, and Florida Canyon Mines. The increases in estimated costs result primarily from changes to mine plans and periodic updates to final reclamation estimates at the Company's operations. At Zortman, the increase is also attributable to changes in reclamation and closure requirements associated with the Final Environmental Impact Statement and the inclusion of costs related to additional disturbance which will occur during mining and processing from the Zortman Extension Project, as well as requirements for improvement of water quality as provided in the Consent Decree. In addition, the Company accrued $3.0 million for its share of estimated future costs to close and reclaim the Ortiz Project. See Note 13 to the Consolidated Financial Statements for additional information. Although these estimates are considered adequate to fund aggregate reclamation and closure work, future changes in environmental laws and regulations could significantly change program costs. As the Company's mining operations revise and update their closure plans, and as environmental protection laws and administrative policies evolve, the Company will revise the estimate of its aggregate reclamation liability.

FINANCING, CAPITAL INVESTMENT AND LIQUIDITY

OVERVIEW

At the end of 1996, the Company had working capital of $65.2 million and a current ratio of 2.5 to 1, compared to working capital of $79.0 million and a current ratio of 2.6 to 1 at the end of 1995. Cash and short-term investments totaled $8.6 million at the end of 1996, compared with $53.0 million at the end of 1995.

OPERATING ACTIVITIES

In 1996, operating activities generated cash flow of $19.7 million compared to $43.2 million during 1995 ($10.9 million in 1994). Decreased cash flow is primarily attributable to increases in inventory and accounts receivable.
Ounces inventoried on the heap leach pad at Florida Canyon have increased as a result of an increased mining rate, increased recovery rate, and low solution application rates in the first half of 1996, and at Beal Mountain due to increased pad height and slower recovery. The current buildup in heap leach inventory is expected to increase or extend production into future periods. Inventory has also increased as a result of additional materials and supplies necessary to support Phase II milling and processing facilities at Mt. Todd. Increased accounts receivable are attributable to increased production in December 1996, compared to December 1995, the impact of delays in completing the refinery expansion at Florida Canyon, and a change in payment terms from one of the Company smelters. Cash flow from operations before working capital changes for 1996 increased slightly from $37.2 million to $38.0 million.

INVESTING ACTIVITIES

During 1996, the Company invested $233.9 million on capital additions and $8.6 million on investments and received $28.7 million from the sale of short-term and other investments and $3.9 million from the sale of exploration leases in Australia. In 1995, the Company invested $105.3 million to acquire the minority interest in PGA, $51.9 million on capital additions, and $22.1 million on short-term and other investments. In 1994, the Company invested $9.0 million to acquire shares of PGA, $43.8 million on capital additions, $8.1 million on other investments, and received $96.9 million from the sale of short-term investments.

In June, the Company entered into an agreement with USMX to purchase its net profits royalty in the Montana Tunnels Mine for $4.5 million. The Company has advanced USMX $4.5 million in the form of a four-year term-loan collateralized by the royalty interest, which will be credited against the purchase price of the royalty at closing. Closing of the transaction is subject to final documentation and approval of the USMX shareholders.

In the second quarter, the Company completed the sale of its Tanami exploration leases and database to a third party for $3.9 million (A$4.9 million). Under the terms of the agreement, the Company could receive up to two contingent payments of $0.8 million (A$1.0 million) each, upon definition of additional reserves.

In August, the Company acquired a 19.9 percent interest in Intermin Resource Corporation Limited (Intermin), an Australian gold exploration company, for approximately $4.3 million (A$5.4 million). The Company has an option to acquire up to 51 percent of the outstanding shares of Intermin for an additional $27.6 million (A$34.7 million) within two years of the initial acquisition.

The Company expects to spend $50.0 million in 1997 on capital additions at operating mines and development projects, including approximately $20.0 million to complete the commissioning of the processing facility and for maintenance capital at Mt. Todd and $12.0 million at Zortman on environmental facilities and to complete the feasibility study.

Construction of the Zortman Extension and Pullalli Projects has been delayed until 1998. The Company expects to finalize a feasibility study on the Zortman Extension Project in mid-1997, to optimize the engineering plan, and review options to reduce overall capital requirements. Because of the timing of the feasibility study and the current gold price, construction has been delayed. At Pullalli, limited exploration success on the property and the current gold market have resulted in the decision to delay construction. Final assessment of the project will follow completion of the current exploration program.

FINANCING ACTIVITIES

During 1996, the Company raised $91.2 million (net of expenses) from the offering of 6,000,000 common shares in Canada and the United States, shares issued to the Company's Employees Savings Plan, and for stock option exercises; borrowed $97.0 million under its revolving credit facility, and made payments on outstanding long-term debt and capital leases amounting to $22.3 million. In 1995, the Company raised $2.1 million from the issuance of common shares, received proceeds of $117.2 million (net of costs) on long-term debt issuance and made payments on outstanding long-term debt amounting to $44.5 million. In 1994, the Company raised $0.9 million from the issuance of common shares, received proceeds of $0.7 million, net of costs, on long-term debt issuance, made payments on outstanding long-term debt amounting to $12.0 million and paid dividends of $3.5 million.

In January 1996, the Company completed a public offering in the U.S. and Canada for 6,000,000 common shares at a price of C$21.00 per share (US $15.38). The net proceeds to the Company, after deducting expenses, were US $88.2 million. The proceeds were used to fund portions of the Mt. Todd Phase II, Pullalli and Zortman Extension capital projects as well as for general corporate purposes.

In April, the Company entered into a six-year, $150 million Multi-currency Reducing Revolving Credit Facility with a syndicate of banks. Borrowings under the facility may occur in the United States, Canada and Australia in U.S., Canadian, or Australian dollars, with certain restrictions. Funds available under the facility may be used for general corporate purposes as well as financing of construction costs at Mt. Todd, Zortman or Pullalli. At December 31, 1996, aggregate borrowings of $100.1 million were outstanding under the facility in Australia and the United States.

The Company also has available, pursuant to a Shelf Registration Statement filed with the SEC in December 1993, and after the common share offering completed in January 1996, up to $57.7 million of debt securities, common shares, or warrants.

Because of the Company's significant cash flow requirements, the Company did not declare a dividend in 1996, 1995 or 1994.

CONCLUSION

The Company believes that the $8.6 million of cash and cash equivalents on hand together with cash flow from operations and funding from the revolving credit facility described above, will be adequate to meet its cash requirements through 1997. However, cash flow from operations is subject to certain risks that could materially impact available cash. In addition, if the Company were to violate covenants under its revolving credit facility, its liquidity would be significantly diminished.

HEDGING

Profitability of the Company is tied directly to the price of gold and, to a lesser extent, the prices of its by-products, particularly zinc. The price of gold is unpredictable and affected by many factors beyond the Company's control. Through the use of hedging strategies, the Company manages its exposure to price risk without eliminating all favorable price exposure. In addition, the Company may enter into interest rate swaps and foreign currency exchange agreements to manage fluctuations in interest and foreign exchange rates. See Note 12 to the Consolidated Financial Statements for more information about the Company's financial instruments and risk management.

OUTLOOK

The Company's objective continues to be an expansion of reserves and gold production in an attempt to bring the Company to profitability and to benefit from improvements in the gold price. Last year was a transition year as the Company completed the largest capital expenditure program in its history. Capital expenditures were largely financed by issuances of equity and debt.

The Company expects to produce 570,000 ounces of gold in 1997 at an average total cash cost of production, including royalties, of $300 per ounce. Total production costs are expected to be $420 per ounce in 1997. The Company believes the future net cash flows from each of its mines, based on estimated future prices and operating, capital and reclamation costs, are adequate to recover the carrying value of its investment in those mines.

Mt. Todd's milling facility is expected to go into commercial production in the second quarter of 1997 and produce close to 200,000 ounces of gold during the remainder of the year. This increased production will offset the loss of production from Beal Mountain and Black Pine which should close in the second half of the year.

While the exploration program is planned to be reduced from 1996 levels, additional reserves are expected to be added primarily at existing mine sites. However, there is no certainty that the exploration will add more reserves than are depleted or that any additional reserves will be added. Also, the company will continue to explore throughout the world, but this activity is subject to the additional risks of operating in different political environments.

The Company's gold price hedging program has, in the past, provided substantial additional revenue. The Company expects to continue to deliver against hedging contracts to generate additional revenue in 1997. In addition, new contracts will likely be put in place to hedge revenue in future periods.

Even though the gold price has been at a four-year low in the early first quarter of 1997, Pegasus expects to maintain its liquidity throughout the year due largely to the delay in the Zortman and Pullalli projects. However, 1997 is not expected to be profitable without significantly higher gold prices.

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

               CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page

Report of Independent Accountants.......................................... 37

Report on Management's Responsibility for Financial Reporting.............. 38

Consolidated Balance Sheets................................................ 39

Consolidated Statements of Operations...................................... 40

Consolidated Statements of Cash Flows...................................... 41

Consolidated Statements of Changes in Shareholders' Equity................. 42

Notes to Consolidated Financial Statements................................. 43

Quarterly Data (Unaudited)................................................. 61

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Pegasus Gold Inc.

We have audited the consolidated balance sheets of Pegasus Gold Inc. as at December 31, 1996, and 1995, and the consolidated statements of operations, cash flows, and changes in shareholders' equity for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Pegasus Gold Inc. as at December 31, 1996, and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994, in accordance with United States generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.

/s/ Coopers & Lybrand
 --------------------


Chartered Accountants
Vancouver, B.C., Canada
February 14, 1997

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The accompanying consolidated financial statements of Pegasus Gold Inc. have been prepared by and are the responsibility of the management of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect management's best estimates and judgements based on currently available information. Systems of internal control have been designed and maintained by management to provide reasonable assurance, on a cost effective basis, that assets are safeguarded from loss or unauthorized use and to produce reliable accounting records for financial reporting purposes.

The external auditors conduct an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards in order to express their opinion on these financial statements. Those standards require that the external auditors plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.

On behalf of the Board of Directors, the Audit Committee provides oversight of management's performance in fulfilling its responsibilities for financial reporting and internal control. The Audit Committee is composed entirely of outside directors. This Committee meets regularly with management and the external auditors to satisfy itself that management's responsibilities are properly discharged and to review the financial statements.

/s/ Werner G. Nennecker
-----------------------
Werner G. Nennecker
President and Chief Executive Officer


/s/ Phillips S. Baker, Jr.
--------------------------
Phillips S. Baker, Jr.
Vice President, Finance and Chief Financial Officer

                                  PEGASUS GOLD INC.
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1996 and 1995
                                    (In Thousands)

                                        ASSETS

                                                           1996        1995
                                                           ----        ----
Current assets:
   Cash and cash equivalents...........................   $8,566      $32,907
   Short-term investments..............................      ---       20,083
   Due from sales of products..........................   36,748       28,545
   Inventories.........................................   51,997       38,590
   Other current assets................................   10,164        9,549
                                                        --------     --------
      Total current assets.............................  107,475      129,674

Investments............................................   20,987       18,679
Property, plant, and equipment, net....................  618,940      427,112
Other assets...........................................    6,806        4,776
                                                        --------     --------
                                                        $754,208     $580,241
                                                        --------     --------
                                                        --------     --------

                                     LIABILITIES
Current liabilities:
   Accounts payable and other current liabilities......  $23,641      $20,281
   Accrued salaries, wages, and benefits...............   10,350        9,223
   Mining taxes payable................................    4,610        5,397
   Current portion of obligations under capital lease..    3,626        3,015
   Current portion of long-term debt...................      ---       12,719
                                                        --------     --------
      Total current liabilities........................   42,227       50,635
                                                        --------     --------

Long-term debt.........................................  215,086      121,099
Capital lease obligations..............................   22,466       22,792
Deferred income taxes..................................   44,602       44,901
Deferred site closure and reclamation..................   50,878       38,180
Deferred revenue.......................................    8,074        9,188
Other deferred liabilities.............................    7,598        4,742
                                                        --------     --------
      Total liabilities...............................   390,931      291,537
                                                        --------     --------

Commitments and contingencies (Note 13)

                                 SHAREHOLDERS' EQUITY

Class A preferred shares, Series 1, C$10 par value:
  Authorized - 20,000,000 shares; none issued
Common shares, no par value:
  Authorized - 200,000,000 shares; issued
  and outstanding, 1996 - 41,092,342 shares
  and 1995 - 34,825,203 shares.........................  425,382      334,214
Accumulated deficit....................................  (70,734)     (49,131)
Foreign currency translation adjustment................    8,629        3,621
                                                        --------     --------
    Total shareholders' equity........................   363,277      288,704
                                                        --------     --------
    Total liabilities and shareholders' equity........  $754,208     $580,241
                                                        --------     --------
                                                        --------     --------

    Approved by the Board

         /s/ Lawrence I. Bell     /s/ Fred C. Schulte
         --------------------     -------------------
         Lawrence I. Bell         Fred C. Schulte
         Director                 Director


                   The accompanying notes are an integral part of
                        the consolidated financial statements.

                                  PEGASUS GOLD INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 1996, 1995, and 1994
                       (In Thousands, Except Per Share Amounts)


                                                        1996           1995          1994
                                                        ----           ----          ----

Sales.............................................    $239,720       $255,579       $233,648
                                                   -----------    -----------    -----------

Cost of sales.....................................     172,421        176,761        169,186
Depreciation and amortization.....................      53,792         41,591         32,652
                                                   -----------    -----------    -----------
                                                       226,213        218,352        201,838
                                                   -----------    -----------    -----------
Gross profit......................................      13,507         37,227         31,810
                                                   -----------    -----------    -----------

Operating expenses:
    General and administrative...................       12,696         13,161         14,456
    Royalties....................................        5,099          5,635          6,277
    Exploration and evaluation...................        7,728         18,637         20,730
    Closure, reclamation, and related costs......       10,742            754         16,161
    Care and maintenance.........................          963          1,075            ---
    Property write-downs.........................        1,029            ---         35,261
    Attempted business combination costs.........          506            ---            ---
                                                   -----------    -----------    -----------
                                                        38,763         39,262         92,885
                                                   -----------    -----------    -----------
Loss from operations..............................     (25,256)        (2,035)       (61,075)
                                                   -----------    -----------    -----------
Other income (expense):
    Interest and other income....................        3,696          5,509          4,954
    Interest expense, net of amounts capitalized.       (2,421)        (6,030)        (3,523)
    Equity in net income (loss) of affiliates....        2,587         (1,881)            71
    Loss on disposition of assets and investments          (19)           (43)        (1,795)
                                                   -----------    -----------    -----------
                                                         3,843         (2,445)          (293)
                                                   -----------    -----------    -----------
Minority interest in loss of subsidiary...........         ---            948             50
                                                   -----------    -----------    -----------

Loss before income taxes..........................     (21,413)        (3,532)       (61,318)
Income tax provision (benefit)....................         190           (579)        (2,583)
                                                   -----------    -----------    -----------
Net loss..........................................    ($21,603)       ($2,953)      ($58,735)
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
Net loss per share................................      ($0.53)        ($0.08)        ($1.69)
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
Weighted average common shares outstanding........      40,757         34,817         34,702
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------



                   The accompanying notes are an integral part of
                        the consolidated financial statements.

                                  PEGASUS GOLD INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1996, 1995, and 1994
                                    (In Thousands)

                                                                1996        1995        1994
                                                                ----        ----        ----
Operating activities:
  Net loss..................................................  ($21,603)    ($2,953)   ($58,735)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation and amortization.............................    54,499      42,188      33,648
  Property write-downs......................................     1,029         ---      35,261
  Provision for closure, reclamation, and related costs.....    10,742         754      16,161
  Deferred amounts..........................................     1,571       1,743      (1,373)
  Payments for closure and reclamation......................    (9,750)     (6,029)       (693)
  Other, net................................................     1,515       1,557          18
Change in due from sale of products.........................    (8,116)      4,617      (5,062)
Change in inventories.......................................   (12,845)     (1,682)     (5,058)
Change in other current assets..............................      (519)        441      (4,464)
Change in accounts payable and accrued liabilities..........     3,207       2,516       1,246
                                                              --------    --------    --------
Net cash provided by operating activities...................    19,730      43,152      10,949
                                                              --------    --------    --------

Investing activities:
  Additions to property, plant, and equipment...............  (233,861)    (51,866)    (43,792)
  Proceeds from sale of property, plant, and equipment......     3,881       5,380         ---
  Sale (purchase) of short-term investments.................    20,083     (20,083)     96,903
  Purchase of other investments.............................    (8,551)     (2,000)     (8,068)
  Proceeds from sale of other investments...................     8,614         ---         ---
  Other, net................................................      (793)        ---         ---
  Acquisition of additional investment in subsidiary........       ---    (105,309)     (8,972)
                                                              --------    --------    --------
Net cash provided by (used in) investing activities.........  (210,627)   (173,878)     36,071
                                                              --------    --------    --------

Financing activities:
  Proceeds from issuance of long-term debt, net.............    97,017     117,209         734
  Proceeds from issuance of common shares...................    91,168       2,104         917
  Payments of long-term debt................................   (19,189)    (44,483)    (11,991)
  Payments of obligations under capital lease...............    (3,139)        ---         ---
  Dividend paid.............................................       ---         ---      (3,456)
                                                              --------    --------    --------
Net cash provided by (used in) financing activities.........   165,857      74,830     (13,796)
                                                              --------    --------    --------

Effect of exchange rate changes on cash and
 cash equivalents...........................................       699       (513)       2,798
                                                              --------    --------    --------

Net increase (decrease) in cash and cash equivalents........   (24,341)    (56,409)     36,022
Cash and cash equivalents, beginning of year................    32,907      89,316      53,294
                                                              --------    --------    --------

Cash and cash equivalents, end of year......................    $8,566     $32,907     $89,316
                                                              --------    --------    --------
                                                              --------    --------    --------


Supplemental disclosure (Note 15)


                   The accompanying notes are an integral part of
                        the consolidated financial statements.

                                  PEGASUS GOLD INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Years Ended December 31, 1996, 1995, and 1994
                                    (In Thousands)


                                                   Common Shares                           Foreign
                                                   -------------                           Currency
                                              Number                      Accumulated     Translation
                                              of Shares      Amount         Deficit       Adjustment
                                            ------------     ------        --------       ----------

Balance, December 31, 1993................  34,555,652       $331,193        $12,557         ($1,753)

Net loss..................................                                   (58,735)
Common shares issued for:
   Stock option plan......................      53,034            630
   Employee savings plan and other........      20,837            287
Foreign currency translation adjustment...                                                     8,163
                                           -----------    -----------     -----------    -----------

Balance, December 31, 1994                  34,629,523       $332,110       ($46,178)         $6,410

Net loss..................................                                    (2,953)
Common shares issued for:
   Stock option plan......................     157,925          1,686
   Employee savings plan and other........      37,755            418
Foreign currency translation adjustment...                                                   (2,789)
                                           -----------    -----------     -----------    -----------

Balance, December 31, 1995................  34,825,203       $334,214       ($49,131)         $3,621

Net loss..................................                                   (21,603)
Common shares issued for:
   Cash...................................   6,000,000         88,175
   Stock option plan......................     234,217          2,612
   Employee savings plan and other........      32,922            381
Foreign currency translation adjustment...                                                     5,008
                                           -----------    -----------     -----------    -----------

BALANCE, DECEMBER 31, 1996                  41,092,342       $425,382        ($70,734)        $8,629
                                           -----------    -----------     -----------    -----------
                                           -----------    -----------     -----------    -----------



                   The accompanying notes are an integral part of
                        the consolidated financial statements.

                                  PEGASUS GOLD INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pegasus Gold Inc. (the "Company") is engaged in gold mining and related activities, including extraction, processing, refining and reclamation. Gold bullion, the Company's principal product, is produced and sold in the United States and Australia. The Company is also involved in gold and other mineral exploration, principally in North and South America, and Australia.

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of the parent company, incorporated in British Columbia, and its wholly-owned subsidiaries. During 1995, the Company acquired the minority interest in its previously majority-owned subsidiary, Pegasus Gold Australia Pty Ltd ("PGA," formerly "Zapopan N.L."). All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform with the current year presentation with no effect on net loss or retained earnings as previously reported.

The consolidated financial statements are presented in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States, which, as applied in these consolidated financial statements, are consistent in all material respects with accounting principles generally accepted in Canada, except as described in Note 17.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of three months or less. Short-term investments consist of similar instruments which mature more than three months from purchase. The Company's policy is to invest cash in conservative, highly-rated instruments and to limit the amount of credit exposure to any one institution.

INVENTORIES

Inventories are recorded at the lower of average cost or estimated net realizable value.

PROPERTY, PLANT, AND EQUIPMENT

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties and development costs and certain plant and equipment are depreciated using the units of production method based upon proven and probable reserves. Other assets are depreciated using the straight-line method over estimated useful lives of five to forty years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

                                  PEGASUS GOLD INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

MINERAL EXPLORATION AND DEVELOPMENT COSTS. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures for the development of new mines, to define further mineralization at and adjacent to existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves. All other exploration expenditures are expensed as incurred.

DEFERRED STRIPPING COSTS. Mining costs associated with waste rock removal are deferred and charged to operating expenses on the basis of the average stripping ratio for each mine. The average stripping ratio is calculated as a ratio of the estimated tonnes of waste material to be mined to the estimated tonnes of ore to be mined.

ASSET IMPAIRMENT. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management of the Company reviews the net carrying value of each mine and development property on a periodic basis. Estimated future net cash flows from each mine are calculated using estimated future prices, operating, capital, and reclamation costs on an undiscounted basis. Reductions in the carrying value of each mine are recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows.

The recoverability of the carrying value of development projects is evaluated based upon estimated future net cash flows from each property determined as described above using estimates of contained mineralization expected to be classified as proven and probable reserves upon completion of a feasibility study. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds its estimate of future discounted net cash flows.

Management's estimates of gold and other metal prices, recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of the net cash flows expected to be generated from its operating properties.

INVESTMENTS

The Company uses the equity method of accounting for investments in the common stock of companies in which it owns a 20 to 50 percent interest. Investments in the common stock of companies in which the Company owns a less than 20 percent interest are considered available-for-sale. Permanent impairments in investment value are recognized in the results of operations.

REVENUE RECOGNITION

Sales are recorded when products are shipped. Sales of zinc, lead, and pyrite concentrates are provisionally priced and later adjusted in the month the sales prices are contractually finalized.

HEDGING TRANSACTIONS

In the normal course of its business, the Company uses derivative and financial instruments to reduce commodity price, foreign currency, interest rate, and other business and financial risks. The Company does not hold or issue derivative instruments for trading purposes.

                                  PEGASUS GOLD INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

COMMODITY HEDGING CONTRACTS. Option premiums, swap payments, and gains and losses on hedging arrangements are recognized in sales when the related production is delivered. Losses on commodity contract closeouts are recognized in income currently. Gains are deferred and amortized to revenue over the original term of the associated contract.

FOREIGN EXCHANGE CONTRACTS. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

INTEREST RATE SWAPS. The differentials to be received or paid under contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts are recognized as other income or expense when terminated in conjunction with the retirement of associated debt.

RECLAMATION, SITE CLOSURE AND REMEDIATION COSTS

Minimum standards for mine reclamation have been established by various governmental agencies. Estimated reclamation, site restoration and closure costs for each producing mine are charged to operations over the expected life of the mine using the units of production method. Ongoing reclamation activities are expensed in the period incurred. Remediation liabilities are expensed upon determination that a liability has been incurred and where a minimum cost or reasonable estimate of the cost can be determined.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

NET LOSS PER SHARE

Net loss per share is calculated based upon the weighted average number of shares of common shares and common share equivalents outstanding during the year, unless the addition of common share equivalents would be anti-dilutive.
 On a fully-dilutive basis, both net income (loss) and shares outstanding are adjusted to assume the conversion of the convertible notes.

INCOME TAXES

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                                  PEGASUS GOLD INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  INVENTORIES

     (In Thousands)                         1996           1995
                                            ----           ----
    Deferred mining costs..............   $34,134        $27,781
    Materials and supplies.............    11,294          7,267
    Stockpiled ore.....................     6,317          3,435
    Processed metal....................       252            107
                                         --------       --------
                                          $51,997        $38,590
                                         --------       --------
                                         --------       --------

Direct production costs associated with ore on heap leach pads are deferred and amortized as the contained gold is recovered. Gold is recovered over a five-year period at the Zortman Mine, and over six to twelve-month periods at all other heap leach operations. Based upon actual metal recoveries, the Company periodically evaluates and refines estimates used in determining the amortization and carrying value of deferred mining costs associated with ore under leach. Approximately 88 percent of the unrecovered gold on all leach pads at December 31, 1996, is expected to be recovered in the next year.

3.  PROPERTY, PLANT, AND EQUIPMENT

     (In Thousands)                                        1996         1995
                                                           ----         ----
    Mining properties and development costs..........   $414,892     $392,432
    Plant and equipment..............................    504,116      295,683
                                                       ---------    ---------
                                                         919,008      688,115
    Less accumulated depreciation, depletion, and
     amortization....................................   (300,068)    (261,003)
                                                       ---------    ---------
                                                        $618,940     $427,112
                                                       ---------    ---------
                                                       ---------    ---------

The following is a summary of the net book value of plant and equipment, and of mining properties and development costs by property:


                                           Mining
                                         Properties
                                            and
                          Plant and     Development       Total         Total
  (In Thousands)          Equipment        Costs          1996          1995
                       ------------      ----------     ----------    -----------
 Zortman Mine               $8,331        $19,319        $27,650        $22,743
 Montana Tunnels Mine       43,259         23,668         66,927         67,312
 Florida Canyon Mine        56,929         12,599         69,528         57,280
 Mt. Todd Mine             207,528        210,624        418,152        252,893
 Beal Mountain Mine          3,732          2,500          6,232          9,385
 Black Pine Mine             1,138              5          1,143          2,352
 Corporate and Other        15,871         13,437         29,308         15,147
                        ----------     ----------     ----------     ----------
                          $336,788       $282,152       $618,940       $427,112
                        ----------     ----------     ----------     ----------
                        ----------     ----------     ----------     ----------


Capitalized interest for properties under development was $9,995,000, $2,342,000, and $441,000 in 1996, 1995, and 1994, respectively.

During 1996, construction of the Phase II facilities at Mt. Todd was essentially completed. In connection with the Phase II start-up in the fourth quarter, the Company completed an evaluation of the estimated useful lives assigned to certain assets. As a result of this evaluation, the Company changed the estimated useful lives used to calculate depreciation for certain assets to properly reflect the expected use of these assets. The effect of the change was to increase the net loss by $5.0 million or $0.12 per common share.

                                  PEGASUS GOLD INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY, PLANT, AND EQUIPMENT, CONTINUED:

ASSET WRITE-DOWNS

In 1996, the Company determined that estimated future cash flows associated with certain Phase I assets at Mt. Todd were not adequate to recover the carrying value of those assets. As a result, the Company reduced the carrying value of those assets by $1,029,000.

In 1994, property studies and economic evaluations determined the Company would not fully recover its investments in the Black Pine, Beal Mountain, and Basin Creek Mines. Accordingly, the carrying value of these properties was reduced by $35,261,000, as follows:

At Black Pine, the Company revised its ore reserve model to correct a difference between estimated and actual grades, decreasing the reserve by 30,000 ounces of gold. The decline in reserves, coupled with the lower grades and lower recovery, reduced expected cash flows for the remaining mine life, which impaired the value of the Black Pine Mine. A charge of $17,382,000 was recorded to reduce the carrying value.

At Beal Mountain, the Company determined that the Beal Extension Project carried too great an environmental risk to proceed with its development because of stringent water quality standards accompanying the operating permit issued for the Beal Mountain Mine, and the possible impact on water quality in German Gulch associated with the Extension Project. Ore reserves were reduced by approximately 185,000 ounces, which reduced expected cash flows for the remaining mine life and impaired the value of the Beal Mountain Mine. Consequently, the carrying value of the mine was reduced by $12,090,000.

At Basin Creek, the Company completed a study of the feasibility of reopening the mine as a run-of-mine heap leach operation and concluded that such a project would not produce economic results. Consequently, closure of the mine was accelerated to decrease the Company's long-term environmental liability and a write-down of $5,789,000 was recorded.

4.  PROVISION FOR CLOSURE, RECLAMATION, AND RELATED COSTS

During the third quarter of 1996, the Company increased its estimate of the future costs to reclaim and close the Beal Mountain Mine from $7,800,000 to $16,210,000 and recorded a $6,500,000 provision for final reclamation. Increased cost estimates at Beal Mountain result from changes in mine plans and the periodic update of final reclamation estimates. With this provision, and additional reclamation amortization during 1996, all expected reclamation expenditures at Beal Mountain are now accrued.

In 1996, the Company recorded a $3,000,000 provision for closure and reclamation of the Ortiz Project in New Mexico. The additional accrual reflects the Company's estimate of its share of the future costs required to bring the site to final closure (see Note 13).

During 1996, the Company recorded additional legal reserves of $1,242,000, primarily to accrue settlement costs associated with water quality litigation at the Zortman Mine (see Note 13).

In 1994, the Company initiated annual comprehensive reviews of reclamation and closure plans at all of its sites. The purpose of these reviews was to ensure that environmental programs address corporate objectives, increasingly stringent regulations, and the dynamic environmental conditions at the Company's operations. In addition, voluntary remediation of historic mine workings has been accelerated at some properties. Because of these actions, the Company provided an additional $16,161,000 in 1994 for projected closure, reclamation, and related costs based on current technology and regulations.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   ACQUISITION OF PEGASUS GOLD AUSTRALIA ("PGA")

During 1995, the Company acquired all outstanding common shares of PGA it did not already own for approximately $105,309,000. Acquisition of the 44 percent minority interest has been accounted for as a purchase. The purchase price in excess of the net book value of assets acquired is attributable to mineral properties at PGA's Mt. Todd Mine. In the aggregate, $74,563,000 has been allocated to property and mineral rights and will be amortized over the life of the mine on a units of production basis. In accordance with SFAS No. 109, the Company has provided a deferred tax liability of $45,060,000 (with a corresponding increase in the value assigned to mineral properties) for the deferred tax consequences of the difference between the assigned value of the assets acquired and their tax basis.

6.   INVESTMENTS

                                                               1996      1995
                                                             -------   -------
     (In Thousands)
Equity investments:
 USMX, Inc. (30%). . . . . . . . . . . . . . . . . . . . .    $8,349   $11,609
 The Emerging Markets Gold Fund Limited (21%). . . . . . .     3,026     7,070
                                                             -------   -------
                                                             $11,375   $18,679
Other investments:
 Notes receivable. . . . . . . . . . . . . . . . . . . . .     5,289       ---
 Intermin Resource Corporation Limited . . . . . . . . . .     4,323       ---
                                                             -------   -------
                                                             $20,987   $18,679
                                                             -------   -------
                                                             -------   -------

USMX

At December 31, 1996, the remaining unamortized excess cost of the investment in USMX, Inc. ("USMX") over its underlying net book value was $4,428,000. This amount is being amortized using the units of production method over the estimated ore reserves at the Montana Tunnels Mine. Montana Tunnels is operated by the Company subject to the underlying royalty interest of USMX. At December 31, 1996, the fair value of the Company's equity interest in USMX, based on quoted market prices, approximates its carrying value.

THE EMERGING MARKETS GOLD FUND LIMITED

On January 31, 1994, the Company entered into a subscription agreement to purchase 160,000 common shares and 200,000 preferred shares of the Emerging Markets Gold Fund Limited (the "Fund"), a Bermuda limited liability company, for $20,000,000. The Fund was created to invest in direct equity and equity-related investments in pre-development and producing gold mines in emerging markets. Under the terms of the original agreement, the Company owned 21.3 percent of the Fund's outstanding common shares and 26.7 percent of its outstanding preferred shares. The preferred shares pay dividends at 5 percent per annum.

The purchase price is payable in four installments, the first and second of which were paid on January 31, 1994, and January 3, 1995, respectively. In 1995, the Fund redeemed 33,600 of the preferred shares held by the Company for $99 per share, plus accrued dividends. In December 1996, the Fund redeemed the remaining 166,400 preferred shares held by the Company at $49.50 per share, together with all unpaid dividends. The Company's investment in the Fund has been reduced by the proceeds of $8,614,000.

NOTES RECEIVABLE

In June 1996, the Company entered into an agreement with USMX to purchase its net profits royalty in the Montana Tunnels Mine for $4.5 million. Pending approval of the agreement by the shareholders of USMX,

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   INVESTMENTS, CONTINUED:

the Company advanced USMX $4.5 million in the form of a four-year term loan bearing interest at 8.75 percent and collateralized by the royalty interest.

In May 1996, the Company accepted a $1.0 million, non-interest bearing note convertible into 500,000 common shares of Goldbelt Resources in exchange for its
12.5 percent interest in the Leninogorsk Tailings Project. The note is due in three years and convertible upon the occurrence of certain events.

At December 31, 1996, the fair value of notes receivable approximates carrying value.

INTERMIN RESOURCE CORPORATION LIMITED

In August 1996, the Company acquired 19.9 percent of Intermin Resource Corporation Limited, an Australian gold exploration company, for approximately $4.3 million (A$5.4 million). The Company has an option to acquire up to 51 percent for an additional $27.6 million (A$34.7 million) within two years from the date of the acquisition. At December 31, 1996, the fair value of the Company's investment in Intermin was $4,143,000.

7.   LONG-TERM DEBT

                                                              1996      1995
                                                            --------  --------
     (In Thousands)
Convertible subordinated notes due 2002. . . . . . . . . .  $115,000  $115,000
Revolving credit facility. . . . . . . . . . . . . . . . .   100,086       ---
Bank term loan and overdraft (PGA) . . . . . . . . . . . .       ---    18,818
                                                            --------  --------
                                                             215,086   133,818
Less current portion . . . . . . . . . . . . . . . . . . .       ---   (12,719)
                                                            --------  --------
                                                            $215,086  $121,099
                                                            --------  --------
                                                            --------  --------

In April 1995, the Company completed a public offering of $115 million principal amount of 6.25 percent Convertible Subordinated Notes (the "Notes") due April 30, 2002. Interest on the Notes is payable semiannually on April 30 and October 31 of each year, commencing on October 31, 1995. The Notes are convertible into 7,709,067 common shares of the company at a conversion price of $14.92 per common share at any time after June 18, 1995. There is no sinking fund requirement on the Notes, and they may not be redeemed until April 30, 1998. After such date, the Notes are redeemable at 100 percent plus accrued interest to the redemption date. The proceeds were used to finance the cost of the acquisition of the minority interest in PGA (see Note 5).

On April 19, 1996, the Company entered into a Multi-currency Reducing Revolving Credit Facility with a syndicate of banks which provides for borrowings of up to $150,000,000. Borrowing under the facility may occur in the U.S., Canada and Australia, and in U.S., Canadian or Australian dollars with certain restrictions. Amounts borrowed under the facility bear interest at various rates (depending on the location and currency of the borrowing) plus a spread tied to certain financial ratios. The annual spread over these rates ranges from 0.65 percent to 1.75 percent. In addition, the Company is obligated to pay letter of credit fees which range from 0.65 percent per annum to 1.75 percent per annum on the aggregate amount of outstanding letters of credit, and commitment fees which range from 0.20 percent per annum to 0.50 percent per annum on the unused amount of the revolving credit facility. The amount available under the facility reduces annually, commencing in 1999, by the following amounts:

            (In Thousands)
          1999 . . . . . . . . . . . . . . . . . . . . . .   $20,000
          2000 . . . . . . . . . . . . . . . . . . . . . .    35,000
          2001 . . . . . . . . . . . . . . . . . . . . . .    45,000
          2002 . . . . . . . . . . . . . . . . . . . . . .    50,000
                                                            --------
                                                            $150,000
                                                            --------
                                                            --------

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LONG-TERM DEBT, CONTINUED:

Indebtedness under the facility is collateralized by a pledge of the shares of the Company's significant subsidiaries. This collateral is released upon the completion of certain events. The Company's revolving credit facility includes restrictive covenants with respect to leverage ratios, interest coverage, tangible net worth, ore reserve adequacy, and gold hedging. Funds available under the facility have been and will be used for letters of credit, to finance capital expenditures and for general corporate purposes.

The Company has a $5,000,000 uncommitted, short-term bank credit line available. At December 31, 1996, no borrowings were outstanding under this Facility.

In 1993, PGA entered into a five-year term loan with an original face value of A$36,000,000. During 1995, PGA entered into an Overdraft Agreement with the same institution under the terms of which an additional A$8,000,000 (US$5,950,000) was borrowed to fund working capital requirements. During the first quarter of 1996, PGA elected to prepay the entire A$25,300,000 (US$19,189,000) outstanding under its bank term loan and overdraft facility. No gain or loss resulted from the prepayment.

The weighted average interest rate on long-term debt was 6.5 percent, 7.0 percent, and 5.7 percent, in 1996, 1995, and 1994, respectively.

Maturities of long-term debt are as follows:

            (In Thousands)

          2000 . . . . . . . . . . . . . . . . . . . . . .    $5,086
          2001 . . . . . . . . . . . . . . . . . . . . . .    45,000
          2002 . . . . . . . . . . . . . . . . . . . . . .   165,000
                                                            --------
                                                            $215,086
                                                            --------
                                                            --------

8.        COMMITMENTS UNDER LONG-TERM LEASES

CAPITAL LEASES

The Company has entered into capital leases for certain equipment. Leased equipment included in plant and equipment at December 31, 1996 and 1995, totaled $29,339,000 and $25,914,000, respectively. Accumulated amortization of assets under capital leases was $4,074,000 and $0 at December 31, 1996, and 1995, respectively.

OPERATING LEASES

The Company leases office space, certain vehicles, and machinery and equipment under operating leases which expire over the next seven years. All of the Company's equipment lease agreements contain provisions which provide the Company with the option, after the initial lease term, either to purchase the property at fair value or to renew the lease at fair rental value. The Company is required to pay all taxes, insurance and maintenance on leased equipment.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   COMMITMENTS UNDER LONG-TERM LEASES, CONTINUED:

Future minimum payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1996:

  (In Thousands)                                   Capitalized       Operating
Year Ending December 31,                              Leases           Leases
                                                   -----------       ---------
1997 . . . . . . . . . . . . . . . . . . . . . . .      $5,287          $7,253
1998 . . . . . . . . . . . . . . . . . . . . . . .       5,287           6,009
1999 . . . . . . . . . . . . . . . . . . . . . . .       5,287           2,866
2000 . . . . . . . . . . . . . . . . . . . . . . .       5,287           2,728
2001 . . . . . . . . . . . . . . . . . . . . . . .       5,287             501
Thereafter . . . . . . . . . . . . . . . . . . . .       5,597             725
                                                   -----------       ---------
Total minimum lease payments . . . . . . . . . . .     $32,032         $20,082
                                                                     ---------
                                                                     ---------
Less amount representing interest. . . . . . . . .      (5,940)
                                                   -----------
Total present value of minimum payments. . . . . .      26,092
Less current portion . . . . . . . . . . . . . . .      (3,626)
                                                   -----------
Long-term capital lease obligations. . . . . . . .     $22,466
                                                   -----------
                                                   -----------

Total rent expense under operating leases amounted to $7,727,000, $7,334,000, and $4,659,000 in 1996, 1995, and 1994, respectively.

9.   INCOME TAXES

The income tax provision (benefit) consists of the following:

    (In Thousands)                                   1996       1995     1994
                                                     ----       ----     ----
Current
   United States . . . . . . . . . . . . . . . .   ($1,065)    ($400)     $695
   Foreign . . . . . . . . . . . . . . . . . . .        44       ---      (280)
                                                   -------    ------   -------
                                                    (1,021)     (400)      415
                                                   -------    ------   -------
Deferred
   United States . . . . . . . . . . . . . . . .     1,491    (1,431)   (3,168)
   Foreign . . . . . . . . . . . . . . . . . . .      (280)    1,252       170
                                                   -------    ------   -------
                                                     1,211      (179)   (2,998)
                                                   -------    ------   -------

                                                      $190     ($579)  ($2,583)
                                                   -------    ------   -------
                                                   -------    ------   -------

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   INCOME TAXES, CONTINUED:

The components of the net deferred tax liability as of December 31, 1996 and 1995, were as follows:

    (In Thousands)                                             1996      1995
                                                               ----      ----
Deferred tax assets:
   Net operating loss carryforwards. . . . . . . . . . . .   $48,327   $37,247
   Net capital loss carryforwards. . . . . . . . . . . . .     5,406     5,709
   Exploration expenditures. . . . . . . . . . . . . . . .     3,645     5,373
   Miscellaneous foreign deductions. . . . . . . . . . . .     2,067       568
   Deferred reclamation. . . . . . . . . . . . . . . . . .    16,967    12,560
   Other . . . . . . . . . . . . . . . . . . . . . . . . .     3,691     3,150
   Valuation allowance . . . . . . . . . . . . . . . . . .   (70,552)  (58,901)
                                                            --------  --------
                                                              $9,551    $5,706
Deferred tax liabilities:
   Property, plant, and equipment. . . . . . . . . . . . .    (9,551)   (3,688)
   Excess purchase price allocation. . . . . . . . . . . .   (44,602)  (46,919)
                                                            --------  --------
                                                            ($44,602) ($44,901)
                                                            --------  --------
                                                            --------  --------


As of December 31, 1996, and 1995, valuation allowances of $70,552,000 and $58,901,000, respectively, had been recognized to offset certain related deferred tax assets due to management's uncertainty of realizing the benefits of these items. The net change of $11,651,000 for the year relates primarily to increased net operating loss carryforwards, changes in temporary differences, and reduction of net deferred tax assets.

Income (loss) before income taxes consists of the following:

(In Thousands) . . . . . . . . . . . . . . . . .     1996       1995     1994
                                                     ----       ----     ----
United States. . . . . . . . . . . . . . . . . .  ($23,659)   $3,107  ($63,524)
Foreign. . . . . . . . . . . . . . . . . . . . .     2,246    (6,639)    2,206
                                                  --------   -------  --------
                                                  ($21,413)  ($3,532) ($61,318)
                                                  --------   -------  --------
                                                  --------   -------  --------

The consolidated income tax provision (benefit) differs from the amount computed using the United States statutory income tax rate of 34 percent, for the reasons set forth below:

     (In Thousands)                                  1996      1995      1994
                                                     ----      ----      ----
Expected benefit . . . . . . . . . . . . . . . .   ($7,280)  ($1,200) ($20,864)
Foreign tax rate differential. . . . . . . . . .       120      (915)   (1,840)
Non-deductible items . . . . . . . . . . . . . .    (1,868)   (3,643)   12,963
Net operating loss carryforward not utilized . .    10,628     5,257     5,062
Net operating loss utilized. . . . . . . . . . .    (1,599)      ---       ---
Reduction of deferred tax asset. . . . . . . . .     1,491       ---       ---
Income taxes refundable. . . . . . . . . . . . .    (1,065)      ---       ---
Other, net . . . . . . . . . . . . . . . . . . .      (237)      (78)   (1,694)
Effect of alternative minimum tax. . . . . . . .       ---       ---     3,790
                                                   -------   -------  --------
                                                      $190     ($579)  ($2,583)
                                                   -------   -------  --------
                                                   -------   -------  --------

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   INCOME TAXES, CONTINUED:

As of December 31, 1996, the Company's U.S. subsidiaries have regular tax basis net operating loss carryforwards totaling $107,016,000, and alternative minimum tax net operating loss carryforwards of $36,667,000 that expire in 1999 and later years. The regular tax loss carryforwards of the U.S. subsidiaries are not available to offset future alternative minimum taxable income. PGA has net operating loss carryforwards totaling $16,983,000 which may be carried forward indefinitely. PGA has an additional $6,500,000 of tax benefits available, consisting primarily of exploration deductions incurred prior to the Company's acquisition of a majority ownership interest. The Company has Canadian net operating loss carryforwards of $12,995,000 that will expire in 2002 and later years and capital loss carryforwards of $21,574,000 which may be carried forward indefinitely.

10.  STOCK OPTIONS

The Company has two stock-based compensation plans, which are described below. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                               1996      1995
                                                            --------   -------
Net loss                      As reported                   ($21,603)  ($2,953)
                              Pro forma                     ($26,683)  ($5,990)

Net loss per share            As reported                     ($0.53)   ($0.08)
                              Pro forma                       ($0.65)   ($0.17)

Under the Company's 1987 Stock Option Plan ("1987 Plan") for officers and employees, options to purchase 4,775,000 common shares of the Company may be granted for terms up to seven years. On April 24, 1996, the number of shares authorized under the 1987 Plan was increased from 4,275,000 to 4,775,000. The exercise price of incentive stock options must equal the market value of the stock on the date of grant, or at least 90 percent of the market value of the stock for non-qualified stock options. Options granted generally become exercisable over the four-year period beginning on the date of grant. At December 31, 1996 and 1995, options to purchase 45,683 and 425,683 common shares, respectively, were available for future grants.

The 1989 Non-Employee Directors' Stock Option Plan ("1989 Plan") provides that options to purchase up to 297,000 common shares of the Company may be granted to members of the Board of Directors who are not full-time employees of the Company, at an exercise price equal to the market value of the stock on the date of grant. On April 24, 1996, the number of shares authorized under the 1989 Plan was increased form 225,000 to 297,000. The options are exercisable immediately and generally expire ten years after the date of grant. At
December 31, 1996 and 1995, options to purchase 85,100 and 5,433 shares, respectively, were available for future grants.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTIONS, CONTINUED:

Information regarding the Company's two stock option plans as of December 31, 1996, 1995, and 1994 is presented below:


                                                                   1996                 1995           1994
                                                        --------------------------    ---------     ---------
                                                                         WEIGHTED-
                                                                          AVERAGE
                                                                         EXERCISE
                OPTIONS                                   SHARES           PRICE        SHARES         SHARES
                                                          ------         ---------      ------         ------

Outstanding at beginning of year . . . . . . . . .      2,721,917         $13.31      1,405,534        804,568
Granted. . . . . . . . . . . . . . . . . . . . . .      1,176,333         $12.42      1,607,133        704,500
Exercised. . . . . . . . . . . . . . . . . . . . .       (234,217)        $11.18       (157,925)       (53,034)
Canceled . . . . . . . . . . . . . . . . . . . . .       (304,000)        $14.06       (132,825)       (50,500)
                                                        ---------                    ----------      ---------
Outstanding at end of year . . . . . . . . . . . .      3,360,033         $13.08      2,721,917      1,405,534
                                                        ---------                    ----------      ---------
                                                        ---------                    ----------      ---------

Options exercisable at year-end. . . . . . . . . .      2,144,804                     1,322,267
Weighted-average fair value of
  options granted during the year. . . . . . . . .          $3.64                         $3.52


The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.3 percent, expected life of 2.6 years, expected volatility of 40 percent, and no dividend yield.

The following table summarizes information about stock options outstanding at December 31, 1996:


                                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                         --------------------------------------------------          ------------------------------
                                              WEIGHTED-
                                               AVERAGE            WEIGHTED-                               WEIGHTED-
                           NUMBER             REMAINING            AVERAGE             NUMBER              AVERAGE
RANGE OF EXERCISE        OUTSTANDING         CONTRACTUAL          EXERCISE           EXERCISABLE          EXERCISE
     PRICES              AT 12/31/96            LIFE                PRICE            AT 12/31/96            PRICE
                         -----------         ----------           ---------          -----------          ---------

 $7.56 - $10.63           1,175,975            5.8 yrs.             $9.40               755,975             $8.75
$10.88 - $12.75             672,076            5.2 yrs.            $11.34               444,476            $11.55
$12.88 - $16.00             757,032            5.9 yrs.            $15.62               306,853            $15.15
$16.13 - $22.00             675,075            4.3 yrs.            $17.26               557,625            $17.40
$22.25 - $22.88              79,875            4.0 yrs.            $22.52                79,875            $22.52
                          ---------                                                   ---------
                          3,360,033            5.4 yrs.            $13.08             2,144,804            $13.01
                          ---------                                                   ---------
                          ---------                                                   ---------


11.  EMPLOYEE BENEFIT PLANS

The Company has a savings plan (which qualifies under Section 401(K) of the U.S. Internal Revenue Code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 12 percent of their cash compensation, subject to ERISA limitations. The Company is required to make a matching cash contribution equal to 50 percent of the employee's contribution up to 3 percent of the employee's compensation. The Company's contributions vest over a three-year period. Employees have the option of investing all or a portion of the total amounts contributed in shares of the Company's common stock. The Company may, at its discretion, make additional contributions to the plan. During the years ended December 31, 1996, 1995, and 1994, the Company contributed $924,000, $875,000, and $857,000, respectively, to the plan.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  EMPLOYEE BENEFIT PLANS, CONTINUED:

The Company had a defined contribution pension plan covering all of its employees who have completed one year of service. The contribution was based upon a percentage of average annual compensation multiplied by the years of service with the Company. Contributions were 100 percent vested after five years of service, and prior service with the Company was considered for vesting purposes. Contributions to the plan totaled $218,000, $342,000, and $315,000, in 1996, 1995, and 1994, respectively.

On December 31, 1996, the defined contribution pension plan was terminated and combined with the Company's savings plan. Effective January 1, 1997, the Company's required matching contribution to the savings plan increased from 50 percent to 75 percent of the employee's contribution up to 4.5 percent of the employee's compensation. In addition, the maximum contribution by employees has been increased from 12 percent to 15 percent of their cash compensation.

PGA has a superannuation fund which, under Australian law, requires that the Company contribute 5 percent of every employee's base salary. PGA does not guarantee any of the returns or benefits under the fund. Total contributions to the fund were $513,000, $314,000, and $366,000, in 1996, 1995, and 1994,
respectively.

12.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

RISK MANAGEMENT

The Company reduces its exposure to fluctuations in interest rates, commodity prices, and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments and has established a control environment which includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative instrument activities. The Company does not use derivative financial instruments for trading or speculative purposes.

COMMODITY HEDGING CONTRACTS

Commodity hedging contracts include forward sales, swaps, and put and call option contracts which hedge the effect of price changes on the underlying value of the Company's reserves. At December 31, 1996, the hedging program consisted of the following:

                                                          AVERAGE
                                                           PRICE     DELIVERY
                                                         PER UNIT     PERIOD
                                                         --------   -----------
GOLD
  Forward sales. . . . . . . . . .      750,000 ounces      $450    1997 - 2003
  Contingent forward sales . . . .      185,000 ounces      $437    1999 - 2003
  Call options sold. . . . . . . .      444,200 ounces      $484    1997 - 2003
  Put options purchased. . . . . .      400,000 ounces      $411    1997 - 2001
SILVER
  Forward sales. . . . . . . . . .    2,187,400 ounces     $5.08    1997 - 2001
ZINC
  Forward sales. . . . . . . . . .   13,889,000 pounds     $0.49    1997 - 1998
  Call options sold. . . . . . . .   10,582,100 pounds     $0.50    1997 - 1998
  Put options purchased. . . . . .   10,582,100 pounds     $0.48    1997 - 1998

Gold hedging commitments include contracts for which the price per ounce is estimated based on expected delivery dates and estimated interest rates. Delivery under contingent forward sales contracts is dependent on the spot price of gold at various measurement dates over the term of the related contracts.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED:

FOREIGN CURRENCIES

The Company enters into foreign exchange contracts to hedge transactions related to firm commitments and contractual obligations denominated in foreign currencies, including debt. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of underlying exposures.

At December 31, 1996, no foreign currency contracts were outstanding. At December 31, 1995, the Company held foreign currency forward contracts with notional amounts totaling $7,800,000 and option contracts with notional amounts totaling $28,000,000, all of which matured in 1996.

CREDIT AND MARKET RISK

The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The Company attempts to minimize its credit exposure by limiting its counterparties to major financial institutions which meet the Company's credit rating standards, limiting the maximum exposure to any one counterparty, and spreading exposure among a minimum number of counterparties. The Company does not require collateral from its counterparties. Management believes that the risk of incurring losses is remote.

Due to the nature of the precious metals market, the Company is not dependent on its significant customers to provide a market for its refined gold and silver. However, if the Company had to replace the smelters to which zinc, lead, and pyrite concentrates are shipped, the additional transportation costs could be considerable. Although it is possible that the Company could be directly affected by weakness in the metals processing business, the Company monitors the financial condition of its customers and considers the risk of loss to be remote.

The Company is exposed to market risk on interest rate, commodity, and foreign exchange contracts as a result of changes in interest rates, commodity prices, and foreign exchange rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure of the estimated fair value of financial instruments is required under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. Short-term investments are valued based on quoted market prices for the same or similar instruments with similar maturities. Fair value of long-term debt is estimated based on quoted market prices for the same or similar issues with similar maturities. Fair value of the Company's foreign exchange contracts is estimated based on the quoted market prices of comparable contracts.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED:

The estimated fair values of the Company's financial instruments are as follows:


                                                                           DECEMBER 31, 1996            December 31, 1995
                                                                        CARRYING         FAIR         Carrying         Fair
(In Thousands)                                                            VALUE          VALUE          Value          Value
                                                                        --------         -----        --------         -----

Assets:
   Short-term investments. . . . . . . . . . . . . . . . . . . .             ---            ---          20,083         20,083
Liabilities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         $215,086       $202,436       $133,818        148,768
 Off-Balance Sheet Financial Instruments:
   Foreign currency contracts. . . . . . . . . . . . . . . . . .             ---            ---            ---           2,341


13.  COMMITMENTS AND CONTINGENCIES

COMMON SHARES ISSUABLE

At December 31, 1996, a total of 11,274,750 authorized common shares were reserved for the following:

          Convertible Notes. . . . . . . . . . . . . .       7,709,067
          Stock Option Plans . . . . . . . . . . . . .       3,490,816
          Employee Savings Plan. . . . . . . . . . . .          74,867
                                                            ----------
                                                            11,274,750
                                                            ----------
                                                            ----------

LEGAL PROCEEDINGS

In 1993, the Department of Health and Environmental Sciences of the State of Montana (DHES) filed a complaint in Montana First Judicial District Court ("the Court") against Pegasus Gold Corporation and Zortman Mining, Inc., alleging discharge of pollutants in violation of the Montana Water Quality Act. On June 6, 1995, a lawsuit filed by the U.S. Environmental Protection Agency (EPA) in United States District Court for the District of Montana alleged similar violations under the Federal Clean Water Act. On June 6, 1995, an organization calling itself Island Mountain Protectors and the Assiniboine and Gros Ventre Tribes filed citizens' suits in the same court alleging similar violations as well as violations of discharge reporting requirements and claiming injury to certain water rights. On September 27, 1996, a Consent Decree was entered by the Court in Montana settling all outstanding litigation. Under the terms of this Consent Decree, and without ascribing liability, the Company paid a civil penalty of $2,000,000 divided equally between the Federal Government and the State of Montana, and created a $1,000,000 trust fund for the Fort Belknap tribes to finance projects identified by the Fort Belknap Community Council.

The Company has also agreed to finance three supplemental environmental projects over the next three years at an estimated cost of $1,500,000. In addition, the Company will upgrade existing facilities and construct new facilities which capture and treat mine-impacted waters, construct a second water treatment plant and undertake additional ground and surface water quality monitoring and analysis.

GENERAL

In addition to the above, various lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company. Management believes the disposition of other matters that are pending or asserted will not have a material adverse effect on the financial position of the Company or its results of operations.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

RECLAMATION, SITE CLOSURE AND REMEDIATION COSTS

All of the Company's operations are subject to reclamation and closure requirements. The Company monitors these requirements and evaluates its accruals for reclamation and closure regularly.

Although the ultimate amount of reclamation and closure costs to be incurred in the future is uncertain, the Company has estimated the aggregate amount of these future costs to be $110,439,000 of which $51,928,000 had been accrued at December 31, 1996. The accrued liability is included in deferred site closure and reclamation on the consolidated balance sheet. The remaining $58,511,000 will be charged to operations over the remaining lives of its mines, on a units of production basis.

During 1996, the Company increased its estimates of the future costs to close and reclaim the Zortman, Beal Mountain, and Florida Canyon mines. The increase in estimated costs results primarily from changes to mine plans and periodic updates to final reclamation estimates at the Company's operations. At Zortman, the increase is also attributable to changes in reclamation and closure requirements associated with the Final Environmental Impact Statement and the inclusion of costs related to additional disturbance which will occur during mining and processing from the Zortman Extension Project, as well as requirements for improvement of water quality.

In September 1995, outstanding litigation between the Company and LAC Minerals USA, Inc. ("LAC"), was settled. Under the settlement, the Company paid LAC $3,750,000 to be used for reclamation of the Ortiz Project and agreed to equally share all reclamation costs to the extent the total costs exceed $12,000,000.
In February 1997, the Company determined that the total reclamation costs are likely to exceed $12,000,000. Accordingly, the Company has recorded an additional accrual of $3,000,000 at December 31, 1996, which reflects management's estimate of the Company's share of future costs required to close and reclaim the project. It is reasonably possible that the ultimate financial liability for this matter could exceed management's current estimate.

The Company is required to provide security for its reclamation program, which is primarily done through a bonding program collateralized by letters of credit. At December 31, 1996, the Company, under its revolving credit facility, may issue up to $50,000,000 of letters of credit. At December 31, 1995, the Company had available $16,000,000 under separate letter of credit facilities which were terminated under the terms of the revolving credit agreement. As of December 31, 1996 and 1995, the Company had outstanding letters of credit under these facilities, which are renewable annually, totaling $16,625,000 and $12,700,000, respectively.

Several of the Company's operating mines and exploration projects are located in historic mining districts in the United States, and the Company controls land in many areas where previous mining has taken place. Although no systematic inventory has been performed, mining products (such as tailings) located at these sites may present a future material liability to the Company as state and federal regulatory agencies search for ways to enforce the cleanup of pollutants left by previous operators. As of December 31, 1996, the Company was not aware of any material remedial liabilities which have not been fully accrued.

Based on current environmental regulations and known reclamation requirements, management has included the best estimate of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's estimate of its ultimate reclamation liability could increase in the near term as a result of prospective changes in laws and regulations and changes in cost estimates.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

ZORTMAN EXTENSION PROJECT

A plan of operation for the Zortman Extension Project was submitted to the regulatory agencies in May 1992. The Final Environmental Impact Statement ("FEIS") was issued in March 1996 and a favorable Record of Decision and operating permits were granted on October 25, 1996. Mining operations at Zortman ceased in the first quarter of 1996 and will not commence again until a twelve-month construction period on the Zortman Extension Project is substantially completed; major construction is not scheduled until 1998. Gold production will continue from leaching ore previously mined and loaded on the pads, but at a significantly reduced rate. Although the Company does not expect further challenges to the project to be successful, issuance of the permit has been appealed by third parties. In addition, it is possible further lawsuits may be filed.

PURCHASE COMMITMENTS

At December 31,1996, the Company had capital expenditure purchase commitments relating to the construction at Mt. Todd and Pullalli of approximately $5,220,000 and $6,150,000, respectively.

14.  SHAREHOLDERS' EQUITY

SHARE OFFERING

In January 1996, the Company completed a public offering in the United States and Canada for 6,000,000 common shares at a price of C$21.00 per share (US$15.38). The net proceeds to the Company, after deducting expenses, were $88,175,000. The proceeds were used to fund portions of the Mt. Todd Phase II, Pullalli and Zortman Extension capital projects, and for other general corporate purposes.

SHELF REGISTRATION

Pursuant to a Shelf Registration Statement filed with the SEC on December 8, 1993, the Company may offer from time to time (1) debt securities, (2) guarantees of debt securities issued by Pegasus Gold Finance Corporation, an indirect wholly-owned subsidiary of the Company, (3) common shares, or (4) warrants to purchase debt securities or common shares, at an aggregate initial offering price not to exceed US$150,000,000. The amount available under the shelf registration was reduced to $57,686,000 as a result of the sales under the public offering discussed above.

SHAREHOLDER PROTECTION RIGHTS PLAN

On December 1, 1988, the Board of Directors adopted a Shareholder Protection Rights Plan ("Plan") and declared a dividend of one preferred share purchase right ("Right") for each outstanding common share. The Rights only become exercisable, or transferable apart from the common shares, on the eighth trading day after a person or group ("Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 10 percent or more of the Company's common shares, other than pursuant to a permitted bid, as defined in the Plan.

Among other provisions, each Right entitles the holder to purchase one-hundredth of a Class A preferred share, Series 1, at an exercise price of $55, subject to adjustment. Thereafter, upon the occurrence of certain events (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), each Right will entitle its holder to purchase common shares with a market value of twice the Right's exercise price. Alternatively, upon the occurrence of certain other events (for example, if the Company is acquired in a merger in which the Company is not the surviving corporation), each Right will entitle its holder to purchase common stock of the Acquiring Person with a market value of twice the Right's exercise price. The Rights are subject to redemption by the Board of Directors for $0.01 per Right at any time prior to becoming exercisable. The Rights will expire in December 1998.

                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 1996, 1995, and 1994, is as follows:

  (In Thousands)                                      1996      1995      1994
                                                      ----      ----      ----
Cash paid during the year for:
  Interest (net of amounts capitalized). . . . .      $593    $4,293    $3,872
  Income taxes, net of refunds . . . . . . . . .      (143)     (999)    4,220

Non-cash financing activities:
  Equipment capital leases . . . . . . . . . . .     3,424    25,914       ---

The consolidated statement of cash flows for December 31, 1995, and 1994 excludes the effects of certain non-cash investing activities relating to the acquisition of a majority interest in PGA (see Note 5). The following is a summary of the non-cash effects of this transaction:

  (In Thousands)                                     1995      1994
                                                     ----      ----

Increase in:
  Property, plant, and equipment . . . . . . . .  $126,985    $7,685
                                                 ---------   -------
                                                 ---------   -------

(Increase) decrease in:
  Deferred income taxes. . . . . . . . . . . . .  ($45,060)      ---
  Minority interest. . . . . . . . . . . . . . .    23,384    $1,287
                                                 ---------   -------
                                                   (21,676)    1,287
                                                 ---------   -------
Net decrease in cash and
  cash equivalents . . . . . . . . . . . . . . . ($105,309)  ($8,972)
                                                 ---------   -------
                                                 ---------   -------


16.  GEOGRAPHIC INFORMATION

The following is a summary of the Company's operations by geographic area for the years ended December 31, 1996, 1995, and 1994.


                                                                         United                        Canada
                                                                         States        Australia      and Other        Total
                                                                         ------        ---------      ---------        -----

1996
IDENTIFIABLE ASSETS. . . . . . . . . . . . . . . . . . . . . . .        $241,748       $441,905        $70,555       $754,208
REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         206,522         32,181          1,017        239,720
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .         (21,028)        (2,931)         2,356        (21,603)

1995
Identifiable assets. . . . . . . . . . . . . . . . . . . . . . .        $224,635       $259,758        $95,848       $580,241
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         224,911         29,261          1,407        255,579
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .           4,936         (4,846)        (3,043)        (2,953)

1994
Identifiable assets. . . . . . . . . . . . . . . . . . . . . . .        $284,688        $92,701        $75,890       $453,279
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         195,540         35,697          2,411        233,648
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (58,162)          (209)          (364)       (58,735)


                                PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Company prepares its consolidated financial statements in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States. Significant differences between U.S. GAAP and Canadian GAAP and their effects on net income (loss) and per share amounts are described below:

Under Canadian GAAP, the Company would not have recorded the deferred tax consequences associated with the acquisition of the minority interest in PGA (see Note 5). Under Canadian GAAP, property, plant, and equipment would have been $574,338,000 and deferred income taxes $0 as of December 31, 1996.

Under Canadian GAAP, the non-cash financing and investing activities discussed in Note 15 would be included in the consolidated statement of cash flows. Accordingly, under Canadian GAAP, net cash used in investing activities would be $214,051,000 and $199,792,000 and net cash provided by financing activities would be $169,280,000 and $100,744,000 in the 1996 and 1995 consolidated statement of cash flows.

Under Canadian GAAP, the provision for income taxes in 1994 would be increased by $498,000 to reverse the recognition of deferred tax assets not meeting virtual certainty recognition criteria under the deferral method. As a result, the reported loss per share would have been increased by $0.01 in 1994.

Under Canadian GAAP, the 1994 property write-downs at Black Pine and Beal Mountain would be lower by $2,236,000 and $1,392,000, respectively, to recognize the effect of using future discounted net cash flows to reduce the carrying value of the mine, for U.S. GAAP purposes. Canadian GAAP requires that reductions in the carrying value be recorded on the basis of future undiscounted net cash flows. As a result, the reported loss per share would have been reduced by $0.10 in 1994.

18.  QUARTERLY DATA (UNAUDITED)

Selected unaudited quarterly data for the years ended December 31, 1996 and 1995, are as follows:


                                                           First         Second          Third         Fourth
(In Thousands, except per share amounts)                  Quarter        Quarter        Quarter        Quarter         Total
                                                          -------        -------        -------        -------         -----

YEAR ENDED DECEMBER 31, 1996:
SALE OF GOLD AND OTHER METALS                             $48,790        $56,958        $66,441        $67,531       $239,720
                                                          =======        =======        =======        =======       ========
GROSS PROFIT                                               $5,004         $5,668         $3,713          ($878)       $13,507
                                                          =======        =======        =======        =======       ========
LOSS FROM OPERATIONS                                      ($1,485)       ($1,830)      ($10,026)      ($11,915)      ($25,256)
                                                          =======        =======        =======        =======       ========
NET INCOME (LOSS)                                             $13        ($1,713)       ($7,792)      ($12,111)      ($21,603)
                                                          =======        =======        =======        =======       ========
NET INCOME (LOSS) PER SHARE                                 $0.00         ($0.04)        ($0.19)        ($0.30)        ($0.53)
                                                          =======        =======        =======        =======       ========

Year ended December 31, 1995:
Sales of gold and other metals                            $55,360        $62,314        $69,493        $68,412       $255,579
                                                          =======        =======        =======        =======       ========
Gross profit                                               $8,501         $9,554         $9,863         $9,309        $37,227
                                                          =======        =======        =======        =======       ========
Income (loss) from operations                             ($1,916)       ($1,667)        $1,138           $410        ($2,035)
                                                          =======        =======        =======        =======       ========
Net income (loss)                                         ($1,810)       ($1,203)          $106           ($46)       ($2,953)
                                                          =======        =======        =======        =======       ========
Net income (loss) per share                                ($0.05)        ($0.03)         $0.00          $0.00         ($0.08)
                                                          =======        =======        =======        =======       ========


Results for the fourth quarter of 1996 include a $5.0 million charge for a change in the estimated useful lives of certain assets at Mt. Todd, a $3.0 million provision for closure and reclamation cost related to the Ortiz Project, and a $1.0 million impairment loss related to certain Phase I assets at Mt. Todd (see Notes 3 and 4).

Results for the third quarter of 1996 include a $6.5 million provision for closure and reclamation costs at Beal Mountain (see Note 4).

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not applicable.



                                    PART III


               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions "Nominated Directors" and "Incumbent Directors" set forth under "Election of Directors" in the Company's definitive 1997 Proxy Statement and Information Circular ("1997 Proxy Statement") for its annual meeting of shareholders to be held, as filed within 120 days of December 31, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference. See also "Executive Officers" appearing in Part I of this Annual Report on Form 10-K.


                             EXECUTIVE COMPENSATION

The information appearing under the captions "Compensation of Executive Officers", and "Directors' Fees and Options" in the Company's 1997 Proxy Statement is incorporated herein by reference.


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Principal Holders of Voting Securities" in the Company's 1997 Proxy Statement is incorporated herein by reference.


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Remuneration of Directors and Senior Officers" in the Company's 1997 Proxy Statement is incorporated herein by reference.

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

  4.3 Indenture dated as of April 15, 1995, between Pegasus Gold Inc. And the Bank of New York respecting U.S. $115,000,000 6.25% Convertible Subordinated Notes Due 2002.

 10.0 Multi-currency Reducing Revolving Credit Facility dated April 19, 1996 (incorporated by reference to Exhibit 10.0 of the Registrant's Form 10-Q for the quarterly period ended March 31, 1996).

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

 10.5 Employment Agreement dated January 24, 1994, between Phillips S. Baker, Jr., Pegasus Gold Inc. and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1993).

 10.6 Employment Agreement dated May 27, 1994, between Terry D. Bauer, Pegasus Gold Inc. and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1994).

 10.7 Employment Agreement dated September 14, 1994, between Eric B. Ovlen, Pegasus Gold Inc. and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1994).

 10.8 Employment Agreement dated June 30, 1995, between Robert A. Lonergan, Pegasus Gold Inc, and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1995).

 10.9 Employment Agreement dated September 29, 1995, between James G. Geyer, Pegasus Gold Inc., and Pegasus Gold Corporation (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 1995).

 10.10* Employment Agreement dated July 29, 1996, between Werner G. Nennecker, Pegasus Gold Inc. and Pegasus Gold Corporation.


 10.11 Lease Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated June 15, 1991; Lease Supplement No. 1 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated June 19, 1991; Bill of Sale from Pegasus Gold Corporation; Tax

          Indemnity Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated June 15, 1991; Guaranty Agreement of Pegasus Gold Inc., dated June 15, 1991; Letter Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated July 17, 1991; First Amendment and Agreement between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated July 17, 1991; Lease Supplement No. 4 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated October 31, 1991; Bill of Sale from Pegasus Gold Corporation, dated October 31, 1991 (incorporated by reference to
          Exhibit 10.16 of the year ended December 31, 1991); Lease Supplement No. 5 between Caterpillar Financial Services Corporation and Pegasus Gold Corporation, dated December 28, 1995; and Bill of Sale from Pegasus Gold Corporation, dated December 28, 1995 (incorporated by reference to Exhibit 10.13 of the year ended December 31, 1991).

 11.1*    A Statement of Computation of Earnings Per Share.

 21.1*    Subsidiaries of Registrant.

 23.1*    Consent of Independent Auditors of Registrant.

 28.1     Form 11-K - Annual Report of the Pegasus Gold Employee Savings Plan.
          (1)
          (1)  To be filed by amendment.

 (b)      Reports on Form 8-K: None

                               PEGASUS GOLD INC.
                                    FORM 10-K
                                DECEMBER 31, 1996

                                     PART IV



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) and the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEGASUS GOLD INC.

Date: March 14, 1997               By: /s/ Werner G. Nennecker
      --------------                   ----------------------------------
                                       Werner G. Nennecker, President and
                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: March 14, 1997               By: /s/ Phillips S. Baker, Jr.
      --------------                   ----------------------------------
                                       Phillips S. Baker, Jr., Vice President,
                                       Finance and Chief Financial Officer


Date: March 14, 1997               By: /s/ James B. Hannan
      --------------                   ----------------------------------
                                       James B. Hannan, Controller

                                PEGASUS GOLD INC.
                                    FORM 10-K
                                DECEMBER 31, 1996

                                     PART IV

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Date: March 14, 1997              By: /s/ Lawrence I. Bell
       --------------                  -------------------------
                                       Lawrence I. Bell


 Date: March 14, 1997              By: /s/ Peter M.D. Bradshaw
       --------------                  -------------------------
                                       Peter M.D. Bradshaw


 Date: March 14, 1997              By: /s/ Douglas R. Cook
       --------------                  -------------------------
                                       Douglas R. Cook


 Date: March 14, 1997              By: /s/ Michael A. Grandin
       --------------                  -------------------------
                                       Michael A. Grandin


 Date: March 14, 1997              By: /s/ Peter R. Kutney
       --------------                  -------------------------
                                       Peter R. Kutney


 Date: March 14, 1997              By: /s/ Werner G. Nennecker
       --------------                  -------------------------
                                       Werner G. Nennecker


 Date: March 14, 1997              By: /s/ Dr. Lindsay D. Norman
       --------------                  -------------------------
                                       Dr. Lindsay D. Norman


 Date: March 14, 1997              By: /s/ Anthony J. Petrina
       --------------                  -------------------------
                                       Anthony J. Petrina


 Date: March 14, 1997              By: /s/ Fred C. Schulte
       --------------                  -------------------------
                                       Fred C. Schulte