Form 10-Q
period 1997-03-31
PEGASUS GOLD INC
filed 1997-05-15
CIK 746961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              -----------------

                                  FORM 10-Q


(Mark One)
    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                              -----------------
                              -----------------

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

                              -----------------
                              -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                 41,186,569
                               --------------

        Common Shares, without par value, outstanding at April 30, 1997

                              PEGASUS GOLD INC.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX

                         PART I. FINANCIAL INFORMATION
                                                                           Page
Item #1

          CONSOLIDATED BALANCE SHEETS
            MARCH 31, 1997 AND DECEMBER 31, 1996 . . . . . . . . . . . . .   3

          CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996 . . . . . . . . . .   4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996 . . . . . . . . . .   5

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THREE MONTHS ENDED MARCH 31, 1997 AND
            YEAR ENDED DECEMBER 31, 1996 . . . . . . . . . . . . . . . . .   6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .   7


Item #2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .   9


                          PART II. OTHER INFORMATION

Item #1

          LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .  13

Item #6

          EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  14





In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                              PEGASUS GOLD INC.
                         CONSOLIDATED BALANCE SHEET
                    March 31, 1997 and December 31, 1996
                               (In Thousands)

                                   ASSETS
                                                               1997           1996
                                                               ----           ----
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .   $   6,161      $   8,566
  Due from sales of products. . . . . . . . . . . . . . .      25,543         36,748
  Inventories . . . . . . . . . . . . . . . . . . . . . .      59,832         51,997
  Other current assets. . . . . . . . . . . . . . . . . .      10,373         10,164
                                                            ---------      ---------
    Total current assets. . . . . . . . . . . . . . . . .     101,909        107,475

Investments . . . . . . . . . . . . . . . . . . . . . . .      21,911         20,987
Property, plant, and equipment, net . . . . . . . . . . .     630,435        618,940
Other assets. . . . . . . . . . . . . . . . . . . . . . .       6,551          6,806
                                                            ---------      ---------
                                                            $ 760,806      $ 754,208
                                                            ---------      ---------
                                                            ---------      ---------

                                LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities. . . . .   $  28,601      $  23,641
  Accrued salaries, wages, and benefits . . . . . . . . .       7,791         10,350
  Mining taxes payable. . . . . . . . . . . . . . . . . .       4,394          4,610
  Current portion of obligations under capital lease. . .       3,649          3,626
                                                            ---------      ---------
    Total current liabilities . . . . . . . . . . . . . .      44,435         42,227

Long-term debt. . . . . . . . . . . . . . . . . . . . . .     222,059        215,086
Capital lease obligations . . . . . . . . . . . . . . . .      22,210         22,466
Deferred income taxes . . . . . . . . . . . . . . . . . .      44,575         44,602
Deferred site closure and reclamation . . . . . . . . . .      50,881         50,878
Deferred revenue. . . . . . . . . . . . . . . . . . . . .       6,606          8,074
Other deferred liabilities. . . . . . . . . . . . . . . .       8,033          7,598
                                                            ---------      ---------
    Total liabilities . . . . . . . . . . . . . . . . . .     398,799        390,931
                                                            ---------      ---------

Commitments and contingencies (Note 4)

                           SHAREHOLDERS' EQUITY

Class A preferred shares, Series 1, C$10 par value:
  Authorized - 20,000,000 shares; none issued
Common shares no par value:
  Authorized - 200,000,000 shares; issued
   and outstanding, 1997 - 41,182,048 shares
   and 1996 - 41,092,342 shares . . . . . . . . . . . . .     426,052        425,382
Accumulated deficit . . . . . . . . . . . . . . . . . . .     (70,749)       (70,734)
Foreign currency translation adjustment . . . . . . . . .       6,704          8,629
                                                            ---------      ---------
    Total shareholders' equity. . . . . . . . . . . . . .     362,007        363,277
                                                            ---------      ---------
    Total liabilities and shareholders' equity. . . . . .   $ 760,806      $ 754,208
                                                            ---------      ---------
                                                            ---------      ---------


The accompanying notes are an integral part of the consolidated financial
statements.                                                                   3

                              PEGASUS GOLD INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 1997 and 1996
                   (In Thousands Except Per Share Amounts)


                                                               1997           1996
                                                               ----           ----
Sales . . . . . . . . . . . . . . . . . . . . . . . . . .   $  48,603      $  48,790
                                                            ---------      ---------

Cost of sales . . . . . . . . . . . . . . . . . . . . . .      34,356         35,695
Depreciation and amortization . . . . . . . . . . . . . .       9,260          9,217
                                                            ---------      ---------
                                                               43,616         44,912
                                                            ---------      ---------

Gross profit                                                    4,987          3,878
                                                            ---------      ---------

Operating expenses:
  General and administrative. . . . . . . . . . . . . . .       2,643          3,373
  Exploration and evaluation. . . . . . . . . . . . . . .       1,197          1,456
  Care and maintenance. . . . . . . . . . . . . . . . . .       1,894             34
  Closure, reclamation, and related costs . . . . . . . .         500            500
                                                            ---------      ---------
                                                                6,234          5,363
                                                            ---------      ---------

Loss from operations                                           (1,247)        (1,485)
                                                            ---------      ---------

Other income (expense):
  Interest and other income . . . . . . . . . . . . . . .         259          1,157
  Interest expense, net of amounts capitalized. . . . . .        (435)        (1,110)
  Equity in net income of affiliates. . . . . . . . . . .       1,381            742
                                                            ---------      ---------
                                                                1,205            789
                                                            ---------      ---------

Loss before income taxes. . . . . . . . . . . . . . . . .         (42)          (696)
Income tax benefit. . . . . . . . . . . . . . . . . . . .         (27)          (709)
                                                            ---------      ---------

Net income (loss)                                           $     (15)     $      13
                                                            ---------      ---------
                                                            ---------      ---------

Net income (loss) per share                                 $   (0.00)     $    0.00
                                                            ---------      ---------
                                                            ---------      ---------

Weighted average common shares outstanding                     41,157         39,869
                                                            ---------      ---------
                                                            ---------      ---------


4 The accompanying notes are an integral part of the consolidated financial statements.

                              PEGASUS GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
             For the Three Months Ended March 31, 1997 and 1996
                               (In Thousands)


                                                               1997           1996
                                                               ----           ----
Operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . .   $     (15)     $      13
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . .       9,450          9,365
  Provision for closure, reclamation and related costs. .         500            500
  Other, net. . . . . . . . . . . . . . . . . . . . . . .      (3,052)        (2,646)
Change in working capital accounts. . . . . . . . . . . .       5,295         (5,045)
                                                            ---------      ---------
Net cash provided by operating activities . . . . . . . .      12,178          2,187
                                                            ---------      ---------

Investing activities:
  Additions to property, plant, and equipment, net. . . .     (22,700)       (34,287)
  Purchase of short-term investments. . . . . . . . . . .          --        (27,065)
                                                            ---------      ---------
Net cash used in investing activities                         (22,700)       (61,352)
                                                            ---------      ---------

Financing activities:
  Proceeds from issuance of long-term debt. . . . . . . .       7,820             --
  Proceeds from issuance of common shares . . . . . . . .         670         90,193
  Payments of long-term debt. . . . . . . . . . . . . . .          --        (19,189)
  Payments of obligations under capital lease . . . . . .        (233)          (204)
                                                            ---------      ---------
Net cash provided by financing activities . . . . . . . .       8,257         70,800
                                                            ---------      ---------

Effect of exchange rate changes on cash and cash
 equivalents. . . . . . . . . . . . . . . . . . . . . . .        (140)           377
                                                            ---------      ---------

Net increase (decrease) in cash and cash equivalents. . .      (2,405)        12,012
Cash and cash equivalents, beginning of period. . . . . .       8,566         32,907
                                                            ---------      ---------

Cash and cash equivalents, end of period. . . . . . . . .   $   6,161      $  44,919
                                                            ---------      ---------
                                                            ---------      ---------


The accompanying notes are an integral part of the consolidated financial
statements.                                                                   5

                              PEGASUS GOLD INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 For the Three Months Ended March 31, 1997 and the Year Ended December 31, 1996
                               (In Thousands)


                                                   Common Shares                           Foreign
                                            ---------------------------                    Currency
                                                Number                     Accumulated    Translation
                                               of Shares      Amount         Deficit      Adjustment
                                            ------------   ------------   ------------   ------------
Balance, December 31, 1995                   34,825,203     $  334,214     $  (49,131)    $    3,621

Net loss . . . . . . . . . . . . . . . .                                      (21,603)
Common shares issued for:
     Cash. . . . . . . . . . . . . . . .      6,000,000         88,175
     Stock option plan . . . . . . . . .        234,217          2,612
     Employee savings plan and other . .         32,922            381
Foreign currency translation adjustment                                                        5,008
                                            ------------   ------------   ------------   ------------

Balance, December 31, 1996                   41,092,342     $  425,382     $  (70,734)    $    8,629

Net loss . . . . . . . . . . . . . . . .                                          (15)
Common shares issued for:
     Stock option plan                           41,100            359
     Employee savings plan and other . .         48,606            311
Foreign currency translation adjustment                                                       (1,925)
                                            ------------   ------------   ------------   ------------

Balance, March 31, 1997                      41,182,048     $  426,052     $  (70,749)    $    6,704
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------


6 The accompanying notes are an integral part of the consolidated financial statements.

                              PEGASUS GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTRODUCTION

The Company, which is incorporated in British Columbia, presents all financial statements in United States dollars and under generally accepted accounting principles as practiced in the United States.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement specifies computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The statement is effective for periods ending after December 15, 1997. Adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

3.   INVENTORIES

Inventories consist of the following:

                                             March 31,        Dec. 31,
     (In Thousands)                            1997             1996
                                               ----             ----
    Deferred mining costs . . . . . . . .    $39,557          $34,134
    Materials and supplies. . . . . . . .     12,568           11,294
    Stockpiled ore. . . . . . . . . . . .      7,479            6,317
    Processed metal . . . . . . . . . . .        228              252
                                         ------------    --------------
                                             $59,832          $51,997
                                         ------------    --------------
                                         ------------    --------------

4.   COMMITMENTS AND CONTINGENCIES

HEDGED PRODUCTION

At March 31, 1997, the Company's production hedging program consists of the following:

                                                             AVERAGE
                                                              PRICE    DELIVERY
                                                             PER UNIT   PERIOD
                                                             --------  ---------
GOLD
   Forward sales . . . . . . . . . . .      720,000 ounces      $441   1997-2003
   Contingent forward sales. . . . . .      905,000 ounces      $419   1999-2003
   Call options sold . . . . . . . . .      409,000 ounces      $478   1997-2003
   Put options purchased . . . . . . .      300,000 ounces      $423   1997-2001
SILVER
   Forward sales . . . . . . . . . . .    2,053,000 ounces     $5.10   1997-2001
ZINC
   Forward sales . . . . . . . . . . .   12,236,000 pounds     $0.50   1997-1998
   Call options sold . . . . . . . . .    8,818,000 pounds     $0.50     1997
   Put options purchased . . . . . . .    7,937,000 pounds     $0.48     1997

FOREIGN CURRENCY

The Company enters into foreign exchange contracts to hedge transactions related to firm commitments and contractual obligations denominated in foreign currencies, including debt. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of underlying exposures.

At March 31, 1997, the Company held foreign currency forward contracts with notional amounts totaling $80,833,000 which mature during 1997 and 1998. The forward contracts convert $80,833,000 to Australian dollars at an average rate of US$0.7644. The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity.

COMMON SHARES ISSUABLE

At March 31, 1997, a total of 11,191,144 shares of authorized common stock were reserved for the following:

     Convertible Notes . . . . . . . . . . . . . . . . . .      7,709,067
     Stock Options . . . . . . . . . . . . . . . . . . . .      3,455,816
     Employee Savings Plan . . . . . . . . . . . . . . . .         26,261
                                                              -----------
                                                               11,191,144
                                                              -----------
                                                              -----------

STOCK OPTION PLAN

In April 1997, shareholders approved the 1997 Stock Plan. Under the plan, a maximum of 4,000,000 shares may be granted to directors and employees at not less than 100 percent of the fair market value at the date of grant. Options shall be fully vested after three years from the date of grant and expire seven years from the date of grant.

RECLAMATION, SITE CLOSURE AND REMEDIATION COSTS

All of the Company's operations are subject to reclamation and closure requirements. The Company monitors these requirements and evaluates its accruals for reclamation and closure regularly.

During the first quarter, the Company increased its estimate of the future cost to close and reclaim the Basin Creek Mine and recorded a provision of $500,000. However, it is reasonably possible that the Company's estimate of its ultimate reclamation liability could increase as a result of prospective changes in laws and regulations and changes in cost estimates.

ZORTMAN EXTENSION PROJECT

A plan of operation for the Zortman Extension Project was submitted to regulatory agencies in May 1992. The Final Environmental Impact Statement ("FEIS") was issued in March 1996 and a favorable Record of Decision and operating permits were granted on October 25, 1996. Mining operations at Zortman ceased early in 1996 and will not commence again until a twelve month construction period on the Zortman Extension Project is substantially completed; major construction is not scheduled until 1998. Gold production will continue from leaching ore previously mined and loaded on the pads, but at a significantly reduced rate. Although the Company does not expect further challenges to the project to be successful, issuance of the permit has been appealed by third parties.

GENERAL

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

The Company recorded a net loss of $15,000 ($0.00 per share) in the first quarter of 1997, compared to net income of $13,000 ($0.00 per share) during the same period in 1996. Consolidated results were essentially unchanged because an 11 percent decline in production and increased care and maintenance costs were offset by a 7 percent increase in the realized price per ounce of gold, lower general and administrative costs, and an increase in the Company's share of earnings from affiliates.

GOLD PRODUCTION

The following chart details gold production, cash costs and total production costs per ounce by location.

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1997      1996
                                                      --------  ---------
     FLORIDA CANYON MINE:
     Ounces of gold . . . . . . . . . . . . . . .       40,131    24,484
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .      $   277   $   248
     Total cash cost. . . . . . . . . . . . . . .      $   289   $   265
     Total production cost. . . . . . . . . . . .      $   395   $   339

     MONTANA TUNNELS MINE:(2)
     Ounces of gold . . . . . . . . . . . . . . .       19,868    20,174
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .      $   196   $   153
     Total cash cost. . . . . . . . . . . . . . .      $   241   $   192
     Total production cost. . . . . . . . . . . .      $   405   $   341

     MT. TODD MINE:
     Ounces of gold . . . . . . . . . . . . . . .        6,100    15,623
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .      $   429   $   395
     Total cash cost. . . . . . . . . . . . . . .      $   429   $   395
     Total production cost. . . . . . . . . . . .      $   531   $   483

     ZORTMAN MINE:
     Ounces of gold . . . . . . . . . . . . . . .            -    12,207
     Average cost per ounce:(1)
     Cash operating cost                                     -   $   312
     Total cash cost. . . . . . . . . . . . . . .            -   $   333
     Total production cost. . . . . . . . . . . .            -   $   452

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1997      1996
                                                      --------  ---------
     BEAL MOUNTAIN MINE:
     Ounces of gold . . . . . . . . . . . . . . .       7,883     6,808
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .        $360      $274
     Total cash cost. . . . . . . . . . . . . . .        $388      $311
     Total production cost. . . . . . . . . . . .        $478      $410

     BLACK PINE MINE:
     Ounces of gold . . . . . . . . . . . . . . .      13,504    18,864
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .        $263      $280
     Total cash cost. . . . . . . . . . . . . . .        $288      $306
     Total production cost. . . . . . . . . . . .        $303      $352

     CONSOLIDATED TOTALS
     Ounces of gold . . . . . . . . . . . . . . .      87,486    98,160
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .        $274      $270
     Total cash cost. . . . . . . . . . . . . . .        $297      $294
     Total production cost. . . . . . . . . . . .        $403      $388

     Average price per ounce sold . . . . . . . .        $460      $428

--------------
(1) Effective January 1, 1997, the Company adopted the gold production cost standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation and are reported net of by-product credits. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation in addition to depreciation, depletion and amortization.

(2)  Includes Diamond Hill.

REVENUES

GOLD: Revenue from the sale of gold decreased 4 percent to $40.2 million during the first quarter of 1997 as a result of an 11 percent decline in gold production. Lower production reflects the planned shutdown during the quarter at Zortman, the cessation of mining heap leach ore at Mt. Todd, and lower ore tonnage at Black Pine, offset by increased production at Florida Canyon as a result of the plant expansion completed during 1996.

Average realized gold prices for the first three months of 1997 and 1996 were $460 and $428 per ounce, respectively, compared to average first quarter COMEX gold prices of $352 and $400, in 1997 and 1996, respectively. The increased realized price per ounce of gold reflects the benefit of the Company's hedging program.

OTHER METALS: Sales of other metals increased $1.6 million to $8.4 million in the first quarter of 1997. Higher production of zinc and lead, due to increased mill feed grades and tonnage at Montana Tunnels, and increased prices for zinc and lead, were partially offset by lower production and realized prices for silver. Realized prices were $4.42 per ounce, $0.54 per pound, and $0.30 per pound for silver, zinc, and lead, respectively, compared to $5.24, $0.51, and $0.16, respectively, in the first quarter of 1996.

OPERATING COSTS

The average total cash cost of production increased to $297 per ounce of gold in the first quarter of 1997 from $294 per ounce in the first quarter of 1996. Increased cash costs reflect lower production offset partially by higher by-product credits per ounce. Total cash costs per ounce at Florida Canyon were higher primarily as a result of lower ore grades. At Montana Tunnels, increased cash costs resulted from lower production and additional costs associated with maintaining stability of the pit highwall. Total cash costs at Mt. Todd reflect the increased cost of residual production from the heap combined with higher cyanide consumption due to unusually heavy precipitation. At Beal Mountain, total cash costs have increased as a result of the temporary cessation of crusher activities and pad loading during the first quarter of 1997. Lower total cash costs at Black Pine are attributable to higher ore grade and gold recovery.

Depreciation and amortization charges increased 13 percent to $106 per ounce in 1997, compared to $94 per ounce in 1996. The increase reflects lower production, increased property, plant, and equipment balances and increased amortization for reclamation and closure costs which increased in 1996.

Exploration and evaluation expenses of $1.2 million in the first quarter of 1997 are 18 percent lower than during the same period in 1996 due to lower program expenditures in Chile and Argentina and lower overall planned expenditures for exploration.

Care and maintenance costs increased to $1.9 million in the first quarter of 1997, compared to $34,000 during the same period in 1996. The increase reflects the classification of costs at Zortman as care and maintenance in the first quarter of 1997 during the temporary cessation of residual leaching and plant production activities. Residual leaching at Zortman commenced in early April 1997.

General and administrative expenses decreased 22 percent to $2.6 million in the first quarter of 1997 primarily as a result of fewer employees, decreased travel costs associated with the Company's foreign operations, and an overall cost savings program undertaken at the corporate level.

OTHER INCOME (EXPENSE) AND TAXES

Interest and other income decreased $0.9 million to $0.3 million during the first quarter of 1997 because of lower average cash and cash equivalent balances. Cash and cash equivalents in the first quarter of 1996 included proceeds from the Company's public offering of 6,000,000 common shares in January.

Interest expense decreased $0.7 million to $0.4 million in the first quarter of 1997. Increased interest cost associated with the Revolving Credit Facility has been offset by the capitalization of $3.9 million of interest to construction projects in the first quarter of 1997, compared to $1.6 million capitalized during the same period in 1996.

Equity in net income of affiliates is comprised of the Company's proportionate share of earnings from the Emerging Markets Gold Fund. The decrease in the income tax benefit results from the 1996 recognition of certain refund claims.

FINANCING, CAPITAL INVESTMENT, AND LIQUIDITY

At March 31, 1997, the Company had working capital of $57.5 million, compared to $65.2 million at the end of 1996. Cash and cash equivalents totaled $6.2 million at March 31, 1997, compared to $8.6 million at the end of 1996.

OPERATING ACTIVITIES

Cash flow provided by operating activities was $12.2 million for the first quarter of 1997, compared to $2.2 million during the same period in 1996. Increased cash flow from operations primarily reflects changes in working capital accounts. Cash flow from operations before working capital changes for the first quarter of 1997 decreased $0.3 million compared to the same period in 1996.

INVESTING ACTIVITIES

During the quarter, the Company invested $22.7 million in property, plant and equipment, including $10.6 million for expansion at Mt. Todd, $2.1 million at Florida Canyon, and $3.9 million of capitalized interest. During the same period in 1996, the Company invested $34.3 million in property, plant and equipment and $27.1 million on short-term investments. The decrease in capital spending reflects the completion of major expansion projects at Mt. Todd and Florida Canyon.

FINANCING ACTIVITIES

Cash flow from financing activities for the first quarter of 1997 includes borrowings under the Company's Revolving Credit Facility of $7.8 million and $0.7 million raised from the issuance of common stock to the employee savings plan and through stock option exercises. In the first quarter of 1996, the Company raised $88.4 million, net of expenses, from the issuance of 6,000,000 common shares in Canada and the United States and made payments on outstanding long-term debt amounting to $19.2 million.

CONCLUSION

The Company believes that the $6.2 million in cash and cash equivalents on hand, along with cash flow from operations and funding available under the Revolving Credit Facility, will be adequate to meet its cash requirements during the period. However, cash flow from operations is subject to certain risks that could materially impact available cash. In addition, if the Company were to violate covenants under its Revolving Credit Facility, its liquidity could be significantly affected.

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

Item 1.   Legal Proceedings
          See Part 1 - Item 1 - "Notes to Consolidated Financial Statements."
          Note 4, Paragraph 9 under "General" which information is incorporated herein by reference.

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

                                      PEGASUS GOLD INC.
                                      (Registrant)



     Date:  May 13, 1997              By:  /s/ Phillips S. Baker, Jr.
                --                         ------------------------------
                                           Phillips S. Baker, Jr.
                                           Vice President, Finance
                                           Chief Financial Officer, and
                                           Principal Accounting Officer





14