Form 10-Q
period 1997-06-30
PEGASUS GOLD INC
filed 1997-08-14
CIK 746961

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                ---------------------

                                      FORM 10-Q


    (Mark One)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                                ---------------------

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

601 W. FIRST AVE., SUITE 1500, SPOKANE, WASHINGTON              99201-3832
    (Address of principal executive offices)                    (Zip Code)

                                    (509) 624-4653
                 (Registrant's telephone number, including area code)

                                ---------------------

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

                                       41,201,390
            Common Shares, without par value, outstanding at July 31, 1997

                                PEGASUS GOLD INC.
                                    FORM 10-Q
                        FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                           PART I. FINANCIAL INFORMATION

                                                                           Page
Item #1

         CONSOLIDATED BALANCE SHEETS
              JUNE 30, 1997 AND DECEMBER 31, 1996. . . . . . . . . . . . .  3

         CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 . .  4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1997 AND 1996. . . . . . . . . . .  5

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              SIX MONTHS ENDED JUNE 30, 1997 AND
              YEAR ENDED DECEMBER 31, 1996 . . . . . . . . . . . . . . . .  6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . .  7


Item #2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . 11


                            PART II. OTHER INFORMATION

Item #1

         LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 17

Item #4

         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS . . . . . . 17

Item #6

         EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . 17

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                               PEGASUS GOLD INC.
                            CONSOLIDATED BALANCE SHEETS
                         June 30, 1997 and December 31, 1996
                                 (In Thousands)


                                     ASSETS

                                                           1997        1996
                                                           ----        ----
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $  4,677    $  8,566
  Due from sales of products . . . . . . . . . . . . . .    23,085      36,748
  Inventories. . . . . . . . . . . . . . . . . . . . . .    56,317      51,997
  Other current assets . . . . . . . . . . . . . . . . .    11,301      10,164
                                                          --------    --------
    Total current assets . . . . . . . . . . . . . . . .    95,380     107,475

Investments. . . . . . . . . . . . . . . . . . . . . . .     9,857      20,987
Property, plant, and equipment, net. . . . . . . . . . .   640,915     618,940
Other assets . . . . . . . . . . . . . . . . . . . . . .     6,344       6,806
                                                          --------    --------
    Total assets.  . . . . . . . . . . . . . . . . . . .  $752,496    $754,208
                                                          --------    --------
                                                          --------    --------
                                    LIABILITIES

Current liabilities:
  Accounts payable and other current liabilities . . . .  $ 26,294    $ 23,641
  Accrued salaries, wages, and benefits. . . . . . . . .     5,865      10,350
  Mining taxes payable . . . . . . . . . . . . . . . . .     3,710       4,610
  Current portion of obligations under capital lease . .     3,747       3,626
                                                          --------    --------
    Total current liabilities. . . . . . . . . . . . . .    39,616      42,227

Long-term debt . . . . . . . . . . . . . . . . . . . . .   230,437     215,086
Capital lease obligations. . . . . . . . . . . . . . . .    20,678      22,466
Deferred income taxes. . . . . . . . . . . . . . . . . .    44,553      44,602
Deferred site closure and reclamation. . . . . . . . . .    50,025      50,878
Deferred revenue . . . . . . . . . . . . . . . . . . . .     9,346       8,074
Other deferred liabilities . . . . . . . . . . . . . . .     8,417       7,598
                                                          --------    --------
    Total liabilities. . . . . . . . . . . . . . . . . .   403,072     390,931
                                                          --------    --------
Commitments and contingencies (Note 5)

                         SHAREHOLDERS' EQUITY

Class A preferred shares, Series 1, C$10 par value:
  Authorized - 20,000,000 shares; none issued
Common shares no par value:
  Authorized - 200,000,000 shares; issued
  and outstanding, 1997 - 41,198,068 shares
  and 1996 - 41,092,342 shares . . . . . . . . . . . . .   426,133     425,382
Accumulated deficit. . . . . . . . . . . . . . . . . . .   (73,899)    (70,734)
Net unrealized holding loss on
  available-for-sale investments . . . . . . . . . . . .    (1,564)        ---
Foreign currency translation adjustment. . . . . . . . .    (1,246)      8,629
                                                          --------    --------
    Total shareholders' equity . . . . . . . . . . . . .   349,424     363,277
                                                          --------    --------
    Total liabilities and shareholders'
     equity. . . . . . . . . . . . . . . . . . . . . . .  $752,496    $754,208
                                                          --------    --------
                                                          --------    --------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THE CONSOLIDATED FINANCIAL STATEMENTS.                    3

                             PEGASUS GOLD INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Six Months Ended June 30, 1997 and 1996
                  (In Thousands Except Per Share Amounts)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                        1997        1996        1997       1996
                                                        ----        ----        ----       ----

Sales. . . . . . . . . . . . . . . . . . . . . . . .   $50,603     $56,958     $99,206   $105,748

Cost of sales. . . . . . . . . . . . . . . . . . . .    36,792      42,375      71,148     78,070
Depreciation and amortization. . . . . . . . . . . .     9,542      10,045      18,802     19,262
                                                       -------     -------     -------   --------
                                                        46,334      52,420      89,950     97,332
                                                       -------     -------     -------   --------
Gross profit . . . . . . . . . . . . . . . . . . . .     4,269       4,538       9,256      8,416
                                                       -------     -------     -------   --------
Operating expenses:
 General and administrative. . . . . . . . . . . . .     2,332       3,292       4,975      6,665
 Exploration and evaluation. . . . . . . . . . . . .     1,190       2,152       2,387      3,608
 Care and maintenance. . . . . . . . . . . . . . . .     1,601         424       3,495        458
 Closure, reclamation and related costs. . . . . . .       ---         500         500      1,000
                                                       -------     -------     -------   --------
                                                         5,123       6,368      11,357     11,731
                                                       -------     -------     -------   --------
Loss from operations . . . . . . . . . . . . . . . .      (854)     (1,830)     (2,101)    (3,315)
                                                       -------     -------     -------   --------
Other income (expense):
 Interest and other income . . . . . . . . . . . . .       758         995       1,012      2,342
 Interest expense, net of amounts capitalized  . . .      (429)       (724)       (864)    (1,834)
 Gain (loss) on disposition of assets and other. . .    (3,353)         20      (3,348)      (170)
 Equity in net income (loss) of affiliates . . . . .       631        (244)      2,012        498
                                                       -------     -------     -------   --------
                                                        (2,393)         47      (1,188)       836
                                                       -------     -------     -------   --------
Loss before income taxes . . . . . . . . . . . . . .    (3,247)     (1,783)     (3,289)    (2,479)
Income tax benefit . . . . . . . . . . . . . . . . .       (97)        (70)       (124)      (779)
                                                       -------     -------     -------   --------
Net loss . . . . . . . . . . . . . . . . . . . . . .   ($3,150)    ($1,713)    ($3,165)   ($1,700)
                                                       -------     -------     -------   --------
                                                       -------     -------     -------   --------
Net loss per share . . . . . . . . . . . . . . . . .    ($0.08)     ($0.04)     ($0.08)    ($0.04)
                                                       -------     -------     -------   --------
                                                       -------     -------     -------   --------
Weighted average common shares outstanding . . . . .    41,191      41,334      41,169     40,492
                                                       -------     -------     -------   --------
                                                       -------     -------     -------   --------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
4                 OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              PEGASUS GOLD INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                                (In Thousands)

                                                                       1997               1996
                                                                       ----               ----
Operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($3,165)           ($1,700)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .      19,168             19,558
    Payments for closure, reclamation and related costs  . . . .      (4,294)            (4,159)
    Provision for closure, reclamation and related costs . . . .         500              1,000
    Loss on investments. . . . . . . . . . . . . . . . . . . . .       4,962                ---
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       2,453             (1,787)
  Change in working capital accounts . . . . . . . . . . . . . .       5,222            (13,038)
                                                                    --------           --------
Net cash provided by operating activities. . . . . . . . . . . .      24,845              3,448
                                                                    --------           --------
Investing activities:
  Additions to property, plant, and equipment, net . . . . . . .     (48,665)           (88,595)
  Proceeds from investments. . . . . . . . . . . . . . . . . . .       1,460                ---
  Sale of property, plant and equipment. . . . . . . . . . . . .         ---              3,881
  Sale of short-term investments . . . . . . . . . . . . . . . .         ---                624
  Purchase of investments. . . . . . . . . . . . . . . . . . . .         ---             (4,630)
                                                                    --------           --------
Net cash used in investing activities. . . . . . . . . . . . . .     (47,205)           (88,720)
                                                                    --------           --------
Financing activities:
  Proceeds from issuance of long-term debt . . . . . . . . . . .      19,575                ---
  Proceeds from issuance of common shares. . . . . . . . . . . .         751             90,900
  Payments of obligations under capital lease. . . . . . . . . .      (1,667)            (1,413)
  Payments of long-term debt . . . . . . . . . . . . . . . . . .         ---            (19,189)
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . . .         ---             (1,806)
                                                                    --------           --------
Net cash provided by financing activities. . . . . . . . . . . .      18,659             68,492
                                                                    --------           --------
Effect of exchange rate changes on cash and cash equivalents . .        (188)               181
                                                                    --------           --------
Net decrease in cash and cash equivalents. . . . . . . . . . . .      (3,889)           (16,599)
Cash and cash equivalents, beginning of period . . . . . . . . .       8,566             32,907
                                                                    --------           --------
Cash and cash equivalents, end of period . . . . . . . . . . . .      $4,677            $16,308
                                                                    --------           --------
                                                                    --------           --------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THE CONSOLIDATED FINANCIAL STATEMENTS.                    5

                             PEGASUS GOLD INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  For the Six Months Ended June 30, 1997 and the Year Ended December 31, 1996
                              (In Thousands)

                                                      Common Shares                                                 Foreign
                                                -------------------------                          Unrealized       Currency
                                                 Number                          Accumulated        Loss on       Translation
                                                of Shares         Amount           Deficit        Investments      Adjustment
                                                ----------       --------        -----------      -----------     ------------
Balance, December 31, 1995 . . . . . . . . .    34,825,203       $334,214         ($49,131)          $  ---         $3,621
Net loss . . . . . . . . . . . . . . . . . .                                       (21,603)
Common shares issued for:
  Cash . . . . . . . . . . . . . . . . . . .     6,000,000         88,175
  Stock option plan  . . . . . . . . . . . .       234,217          2,612
  Employee savings plan and other. . . . . .        32,922            381

Foreign currency translation adjustment. . .                                                                         5,008
                                                ----------       --------        -----------      -----------     ------------
Balance, December 31, 1996 . . . . . . . . .    41,092,342        425,382          (70,734)             ---          8,629

Net loss . . . . . . . . . . . . . . . . . .                                        (3,165)

Common shares issued for:
  Stock option plan. . . . . . . . . . . . .        41,100            311
  Employee savings plan and other. . . . . .        64,626            440

Net unrealized holding loss on
  available-for-sale investments . . . . . .                                                         (1,564)

Foreign currency translation adjustment. . .                                                                        (9,875)
                                                ----------       --------        -----------      -----------     ------------
Balance, June 30, 1997 . . . . . . . . . . .    41,198,068       $426,133         ($73,899)         ($1,564)       ($1,246)
                                                ----------       --------        -----------      -----------     ------------
                                                ----------       --------        -----------      -----------     ------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
6                 OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   BASIS OF PRESENTATION

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

Certain prior year balances have been reclassified to conform with the current year presentation with no effect on net loss or accumulated deficit as previously reported.

INVESTMENTS

The Company uses the equity method of accounting for investments in the common stock of companies in which it owns a 20 to 50 percent interest.

Investments in the common stock of companies in which the Company owns less than a 20 percent interest are accounted for as available-for-sale and are stated at fair market value at each balance sheet date, with unrealized holding gains and losses, net of tax, reported as a component of shareholders' equity. Realized gains and losses from investments classified as available-for-sale are included in the results of operations and are determined using the specific identification method for ascertaining the cost of investments sold.

Permanent impairments in investment value are recognized in the results of operations.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS 130 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 130 will result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will not have material impact on the Company's current geographic and segment disclosures.

                              PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVENTORIES

Inventories consist of the following:

                                                   June 30,       Dec. 31,
    (In Thousands)                                     1997           1996
                                                    -------        -------
     Deferred mining costs . . . . . . . . . . .    $35,713        $34,134
     Materials and supplies. . . . . . . . . . .     12,237         11,294
     Stockpiled ore. . . . . . . . . . . . . . .      8,065          6,317
     Processed metals  . . . . . . . . . . . . .        302            252
                                                    -------        -------
                                                    $56,317        $51,997
                                                    -------        -------
                                                    -------        -------

4.  INVESTMENTS

                                                      Gross      Gross
                                                    Unrealized Unrealized
                                                      Holding    Holding    Carrying
                                              Cost     Gains     Losses       Value
                                           -------- ---------- -----------  --------
 (In Thousands)
June 30, 1997
Available-for-sale:
  Equity securities. . . . . . . . . . .    $10,421    $265    ($1,829)       $8,857
Other investments:
  Notes receivable . . . . . . . . . . .                                       1,000
                                                                             -------
                                                                              $9,857
                                                                             -------
                                                                             -------
December 31, 1996
Available-for-sale:
  Equity securities. . . . . . . . . . .    $ 4,323     ---        ---        $4,323
Equity investments:
  USMX, Inc. (30%) . . . . . . . . . . .                                       8,349
  The Emerging Markets Gold Fund (21%)                                         3,026
                                                                             -------
                                                                              11,375
Other investments:
  Notes receivable . . . . . . . . . . .                                       5,289
                                                                             -------
                                                                             $20,987
                                                                             -------
                                                                             -------

USMX, INC.

On May 30, 1997, USMX, Inc. ("USMX") and Dakota Mining Corporation ("Dakota") completed a merger whereby the Company received one common share of Dakota stock for each 1.1 common shares of USMX it owned. The Company recorded the exchange, in which it received 4,387,273 Dakota shares, at the then fair value of $1 per Dakota share, resulting in a loss of $3,642,000. The loss is included in the gain (loss) on disposition of assets and other in the Consolidated Statements of Operations. The resulting investment in Dakota has been classified as available-for-sale and is included in equity securities above.

THE EMERGING MARKETS GOLD FUND

In June 1997, the shareholders of The Emerging Markets Gold Fund ("EMGF") agreed to liquidate EMGF. Upon liquidation, the Company received $1,460,000 in cash and a distribution of shares of certain investments of EMGF with an aggregate fair market value of $1,931,000 at the time of distribution. The transaction resulted in a loss of $1,320,000 which is included in the gain (loss) on disposition of assets and other in the Consolidated Statements of Operations. The securities received have been classified as available-for-sale and are included in equity securities above.

                              PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS, CONTINUED:

NOTES RECEIVABLE

In June 1996, the Company entered into an agreement with USMX to purchase its net profits royalty in the Montana Tunnels Mine for $4,500,000 and advanced USMX that amount in the form of a term loan pending USMX shareholder approval of the transaction. On May 30, 1997, the USMX shareholders approved the royalty sale. The unamortized balance of the loan of $4,144,000 has been recorded in property and mineral rights (included in property, plant, and equipment) of the Montana Tunnels Mine and will be amortized over the remaining life of the mine on a unit of production basis.

5.   COMMITMENTS AND CONTINGENCIES

HEDGED PRODUCTION

At June 30, 1997, the Company's production hedging program consists of the following:

                                                 Average Price      Delivery
                                                   Per Unit          Period
                                                 -------------     ---------
GOLD
  Forward sales . . . . . .   597,000 ounces          $442         1997-2003
  Contingent forward sales.   905,000 ounces          $419         1998-2003
  Call options sold . . . .   385,000 ounces          $479         1997-2003
  Put options purchased . .   300,000 ounces          $423         1997-2001

SILVER
  Forward sales . . . . . . 1,740,000 ounces         $5.08         1997-2001

ZINC
  Forward sales . . . . . .10,472,000 pounds         $0.50         1997-1998
  Call options sold . . . . 8,818,000 pounds         $0.51         1997-1998
  Put options purchased . . 5,291,000 pounds         $0.48         1997-1998

Gold hedging contracts include contracts for which the price per ounce is estimated based on expected delivery dates and estimated interest rates. Delivery under contingent forward sales contracts is dependent on the spot price of gold at various measurement dates over the term of the related contracts. If the spot price of gold is below $340 per ounce on March 31, 1998, contracts for a total of 720,000 ounces will be canceled. A certain portion of the remaining ounces will be deliverable if the spot price is between $375 and $435 per ounce at certain measurement dates after March 31, 1998.

FOREIGN CURRENCY

The Company enters into foreign exchange contracts to hedge transactions related to firm commitments and contractual obligations denominated in foreign currencies, including debt. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of underlying exposures.

At June 30, 1997, the Company held foreign currency option contracts with notional amounts totaling $151,674,000 which mature during 1997 and 1998. The option contracts allow the Company to convert $109,932,000 to Australian dollars at an average rate of US$0.7610, while providing the counterparty the option to require the Company to convert $151,674,000 to Australian dollars at a average rate of US$0.7597. Performance under put option contracts with notional amounts totaling $41,742,000 is dependent on the spot exchange rate over the term of the related contracts.

                              PEGASUS GOLD INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

COMMON SHARES ISSUABLE

At June 30, 1997, a total of 14,983,150 common shares of authorized common stock were reserved for the following:

     Convertible notes . . . . . . .         7,709,067
     Stock options . . . . . . . . .         6,903,842
     Employee savings plan . . . . .           370,241
                                            ----------
                                            14,983,150
                                            ----------
                                            ----------

ZORTMAN EXTENSION

A plan of operation for the Zortman Extension Project was submitted to regulatory agencies in May 1992. The Final Environmental Impact Statement was issued in March 1996 and a favorable Record of Decision, ("ROD") and operating permits were granted on October 25, 1996. The ROD was subsequently appealed by local Indian tribal groups and the National Wildlife Federation and in June 1997, the Interior Board of Land Appeals ("IBLA") granted a stay pending its review and decision regarding the appeal. The Company believes the decision is without precedent, and the IBLA has granted the Company's request for an expedited hearing. As a result of the stay, construction of the Zortman Extension could be delayed past 1998.

Mining operations at Zortman ceased early in 1996 and will not commence again until a twelve month construction period on the Zortman Extension is substantially completed. The Company is currently recovering gold from residual leaching of existing heap leach pads. Although the Company expects a favorable decision upon completion of the appeal process, it is possible that an unfavorable decision could be issued, creating further delays or causing the Extension Project to be abandoned. In addition, the Company is preparing a new feasibility study designed to reduce the costs of construction and is drilling to confirm the economics of mining certain material. If an unfavorable decision on the appeal is received, or the feasibility study does not reduce the capital required, and the drilling does not confirm the economics of processing certain material, the Company would be required to write-off some or all of the deferred development costs associated with the project, which amounted to $21,171,000 at June 30, 1997. In addition, the Company would be required to accrue a liability of at least $37,143,000 for reclamation and construction of environmental facilities. Gold production will continue from leaching ore previously mined and loaded on the pads, but at a significantly reduced rate.

LEGAL PROCEEDINGS

Various lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company. Management believes the disposition of other matters that are pending or asserted will not have a material adverse effect on the financial position of the Company or its results of operations.

PURCHASE COMMITMENTS

At June 30, 1997, the Company had capital expenditure purchase commitments relating to the construction at Mt. Todd and Pullalli, of approximately $5,300,000 and $3,300,000, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company recorded a net loss of $3.2 million ($0.08 per share) for the quarter and six months ended June 30, 1997, compared to a net loss of $1.7 million ($0.04 per share) during the same periods in 1996. The net loss for the quarter and year to date in 1997 includes net non-recurring losses of $3.4 million ($0.08 per share) resulting from the disposition of assets. In 1996, the net loss for the quarter and year to date included non-recurring charges of $0.5 million ($0.01 per share) and $1.0 million ($0.02 per share), respectively.

For the quarter, the net loss increased compared to the same period of 1996 as a result of the loss on disposition of assets, a 20 percent decrease in gold production, and a $1.2 million increase in care and maintenance expenses at Zortman, offset partially by a 5 percent increase in realized gold prices, a $1.0 million reduction in exploration and evaluation expenses, a $0.9 million decrease in general and administrative expenses, and the capitalization of interest to construction projects.

For the year-to-date, the increase in the net loss results from a 16 percent decrease in gold production and the loss on disposition of assets, offset partially by a 6 percent increase in realized gold prices, higher by-product revenues, and lower exploration and evaluation and general and administrative expenses.

GOLD PRODUCTION

The following chart details gold production, cash costs and total production costs per ounce by location.

                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,

                                        1997       1996        1997       1996
                                       ------     ------      ------     ------
FLORIDA CANYON MINE:
Ounces of gold . . . . . . . . .       45,480     40,510      85,611     64,994
Average cost per ounce:(1)
Cash operating cost. . . . . . .         $290       $255        $284       $252
Total cash cost. . . . . . . . .         $300       $269        $295       $268
Total production cost. . . . . .         $397       $338        $396       $339

MONTANA TUNNELS MINE:(2)
Ounces of gold . . . . . . . . .       22,996     17,708      42,864     37,882
Average cost per ounce:(1)
Cash operating cost. . . . . . .         $201       $217        $198       $190
Total cash cost. . . . . . . . .         $238       $256        $239       $229
Total production cost. . . . . .         $386       $423        $394       $386

MT. TODD MINE:
Ounces of gold produced. . . . .        4,938     15,622      11,038     31,245
Average cost per ounce:(1)
Cash operating cost. . . . . . .         $408       $467        $419       $431
Total cash cost. . . . . . . . .         $414       $467        $422       $431
Total production cost. . . . . .         $517       $577        $525       $530

                                      Three Months Ended       Six months Ended
                                            June 30,              June 30,

                                        1997       1996        1997      1996
                                       ------     ------      ------     ------
ZORTMAN MINE:
Ounces of gold . . . . . . . . .        5,447      8,064       5,447     20,271
Average cost per ounce:(1)
Cash operating cost. . . . . . .         $295       $259        $295       $291
Total cash cost. . . . . . . . .         $310       $240        $310       $296
Total production cost. . . . . .         $444       $352        $482       $413

BEAL MOUNTAIN MINE:
Ounces of gold . . . . . . . . .        2,890      9,776      10,773     16,574
Average cost per ounce:(1)
Cash operating cost. . . . . . .         $205       $287        $318       $282
Total cash cost. . . . . . . . .         $239       $302        $348       $306
Total production cost. . . . . .         $345       $409        $442       $409

BLACK PINE MINE:
Ounces of gold . . . . . . . . .       11,022     23,790      24,526     42,654
Average cost per ounce:(1)
Cash operating cost. . . . . . .         $321       $259        $289       $268
Total cash cost. . . . . . . . .         $344       $285        $314       $294
Total production cost. . . . . .         $358       $308        $328       $328

CONSOLIDATED TOTALS
Ounces of gold . . . . . . . . .       92,773    115,460     180,259    213,620
Average cost per ounce:(1)
Cash operating cost. . . . . . .         $276       $282        $275       $276
Total cash cost. . . . . . . . .         $295       $298        $296       $296
Total production cost. . . . . .         $398       $385        $400       $386

Average price per ounce sold . .         $444       $424        $451       $426

---------------

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

(2) Includes Diamond Hill.

REVENUES

GOLD: Revenue from the sale of gold decreased 16 percent to $41.2 million during the second quarter of 1997 as a result of a 20 percent decline in gold production, offset partially by higher realized gold prices. Lower production reflects residual heap leach operations at Zortman, Beal Mountain, and Mt. Todd thus far in 1997, while production at Beal Mountain and Mt. Todd in 1996 reflected ongoing operations.

Average realized gold prices for the second quarter of 1997 and 1996 were $444 and $424 per ounce, compared to average second quarter COMEX gold prices of $343 and $390 during the same periods. For the first six months of 1997 and 1996 average realized gold prices were $451 and $426 per ounce, compared to average COMEX gold prices of $348 and $395 over the same periods. Increased realized prices reflect the benefits from the Company's hedging program.

OTHER METALS: Sales of other metals increased $1.4 million to $9.4 million in the second quarter of 1997. Higher production of zinc, due to increased mill feed grades and tonnage at Montana Tunnels, and increased prices for zinc were partially offset by lower production and realized prices for silver. Realized prices were $4.77 per ounce, $0.56 per pound, and $0.24 per pound for silver, zinc, and lead, respectively, compared to $5.35, $0.48, and $0.34, respectively, in the second quarter of 1996.

Year-to-date revenue from the sale of other metals increased 20 percent to $17.8 million as a result of higher production and higher realized prices for zinc and lead. Realized prices were $4.60 per ounce, $0.55 per pound and $0.27 per pound for silver, zinc, and lead respectively, compared to $5.30, $0.49 and $0.26 respectively, in the first six months of 1996.

OPERATING COSTS

The average total cash cost of production was virtually unchanged at $295 and $296 per ounce of gold in the second quarter and first half of 1997, respectively, compared to $298 and $296 per ounce during the same periods of 1996. Total cash costs reflect higher by-product credits per ounce offset by lower production. For the quarter and year to date, total cash costs per ounce at Florida Canyon were higher primarily as a result of lower ore grades and harder, more abrasive ore. At Montana Tunnels, decreased cash costs resulted from increased gold production and by-product credits. Total cash costs at Mt. Todd reflect the increased cost of residual production. At Beal Mountain, lower total cash costs reflect only the cost of residual leaching during the pre-stripping of the south Beal pit expansion. Higher total cash costs at Black Pine are attributable to lower production, offset slightly by higher ore grade.

Increased total production costs reflect depreciation and amortization charges of $103 per ounce in the second quarter of 1997, compared to $87 per ounce in 1996. For the year to date, total production costs include depreciation and amortization of $104 in 1997, an increase of 16 percent over 1996. The increase reflects lower production, increased property, plant, and equipment balances, and amortization for reclamation and closure costs which increased in the second half of 1996.

Exploration and evaluation expenses in the second quarter of 1997 and year to date are 45 percent and 34 percent lower than during the same periods in 1996 due to lower overall program expenditures.

In April, the Company agreed to acquire up to 60 percent of Capira Dorada, a private Panamanian company. Capira Dorada holds an approximate 100 square kilometer exploration concession, located about 50 kilometers southwest of Panama City, Panama. The Capira Dorada prospect is an early-stage exploration opportunity with potential for the discovery of bulk minable gold and silver deposits.

Care and maintenance costs increased to $1.6 million and $3.5 million in the second quarter and year to date in 1997, compared to $0.4 million and $0.5 million during the same periods in 1996. Increased costs reflect classification of non-production related costs at Zortman as care and maintenance.

General and administrative expenses decreased 29 percent in the second quarter and 25 percent for the first six months of 1997, primarily as a result of fewer employees, decreased travel costs associated with the Company's foreign operations, and an overall cost savings program undertaken by the Company.

OTHER INCOME (EXPENSE) AND TAXES

Interest and other income decreased $0.2 million during the second quarter of 1997 and $1.3 million for the year to date because of lower average cash and cash equivalent balances. During 1996, cash and cash equivalents included proceeds from the Company's public offering of six million common shares in January.

Interest expense decreased $0.3 million in the second quarter of 1997 and $1.0 million for the year-to-date compared to the first six months of 1996. Increased total interest costs associated with the higher borrowings under the Company's Revolving Credit Facility have been offset by the capitalization of $3.8 million of interest to construction projects in the second quarter of 1997, and $7.7 million, year to date, compared to $1.8 million and $3.3 million capitalized during the same periods in 1996.

Equity in net income of affiliates is comprised of the Company's proportionate share of earnings from the Emerging Markets Gold Fund ("EMGF") prior to its liquidation in June, and USMX, Inc. ("USMX"), prior to their merger with Dakota Mining Corporation ("Dakota") in May.

The net loss on disposition of assets and other represents losses on the exchange of investments in EMGF and USMX of $1.3 million and $3.6 million, respectively, offset by a $1.5 million gain on the sale of royalty credits in the Northern Territory of Australia.

In June, the shareholders of EMGF agreed to liquidate the fund. The Company's share of the distribution comprised $1.5 million in cash together with shares of certain investees of EMGF, primarily junior mining companies, with a fair market value of $1.9 million at the time of liquidation. The transaction resulted in a loss of $1.3 million (see Note 4).

In May, USMX and Dakota completed a merger under the terms of which the Company received one share of Dakota stock for each 1.1 shares of USMX. The exchange resulted in a loss of $3.6 million based on the fair market value of the Dakota shares received (see Note 4).

The decrease in the income tax benefit results from the 1996 recognition of certain refund claims.

COMMISSIONING AT MT. TODD

Commissioning and start-up activities continued throughout the second quarter with the expectation that commercial production would be achieved by June 30, 1997. The commissioning and start-up process has taken longer than expected as a result of an unexpected failure of the gas turbine in the power station, performance of the crushing circuit and lower recoveries because of higher than anticipated copper dissolution in the flotation circuit. While construction is now complete and the power station repaired, the crushing and flotation circuits continue to be the most significant challenges in achieving commercial production. Once the steady state operating costs and the implications of planned improvements to the circuits are determined, the Company will evaluate the status of commercial production.

CRUSHING CIRCUIT - Recent performance has demonstrated throughput of approximately 1,065 tonnes per hour (tph) at a product size of 3.2 millimeters (mm), compared to the design criteria of 1,220tph at 2.6mm. However, circuit availability of nearly 80 percent has exceeded design availability of 75 percent, resulting in daily throughput rates that have met or exceeded design levels over the last month. June production from the circuit was 579,000 tonnes, or 88 percent of design (1,017tph at 79 percent availability) with product size ranging between 2.9mm-3.4mm. As a result of lower throughput, increased maintenance costs and higher power consumption, crushing costs of approximately A$2.65 per tonne have exceeded expectations. A coarse size reject system designed to increase throughput and reduce costs is being engineered.

FLOTATION CIRCUIT - Flotation commissioning in June demonstrated higher than anticipated copper loading in the concentrate carbon-in-leach (CIL) circuit. Because increased copper levels resulted in higher consumption of cyanide and reduced recovery, the Company shut down the flotation circuit in June, with gold production continuing on a whole ore leach basis. The effect of not operating the flotation circuit has resulted in a recovery of 76 percent compared to plan ultimate design of 84 percent. Preliminary engineering and metallurgical test work indicate the circuit could produce a commercial copper concentrate with only minor modifications to the process flowsheet. Implementation of these modifications, which are expected to increase recovery and reduce cyanide consumption, is expected to be complete before the end of 1997.

Until modifications to the flotation circuit are implemented, the facility will run only the whole ore CIL leach circuit. Production is expected to average 18,000-20,000 ounces a month over the second half with cash costs averaging approximately $335 per ounce. To the extent steady state production is not achieved, throughput decreases or processing changes are unsuccessful, actual costs could differ from those projected. The determination of the change from the start-up and production phases of the operation will be based on sustained achievement of a significant percentage of design criteria for each of the critical components of the production process, as well as the operating cost performance of the facilities.

Based on the results of operations in July, the Company expects to achieve commercial production during the third quarter. However, if modifications are unsuccessful or the mine does not achieve sustained steady state operation and costs cannot be reduced, it is possible that reserves could be reduced and the value of the assets impaired. Because of the significance of the impact of each of the items being considered and because steady state production has not been achieved, determination of the long-term impact of these items is uncertain at this time.

ZORTMAN EXTENSION

A favorable Record of Decision ("ROD") and operating permits for the Zortman Extension were granted by the Bureau of Land Management and the Montana Department of Environmental Quality in October 1996. Indian tribes and the National Wildlife Federation appealed the governments' actions. In June 1997, a stay of the ROD was granted by the Interior Board of Land Appeals pending its review and decision regarding the appeal. The Company asked for, and has been granted, an expedited review. Although the Company expects a favorable decision upon completion of the appeal process, it is possible that an unfavorable decision could be issued, creating further delays or causing the project to be abandoned. In addition, the Company is preparing a new feasibility study designed to reduce the cost of construction and is performing additional drilling to confirm the economics of mining certain material. If an unfavorable decision on the appeal is received, or the new feasibility study does not reduce the capital spending required, and drilling does not confirm the economic viability of certain material, the Company would be required to write-off some or all of the deferred development costs associated with the project. In addition, the Company would be required to accrue a liability for reclamation and construction of environmental facilities.

GOLD PRICE

During the first half of the year, gold prices eroded, and in early July 1997, reached 12 year lows. The results of the Company's operations are significantly affected by the market price of gold. Gold prices fluctuate and are affected by numerous factors beyond the Company's control, including demand for precious metals, forward selling by producers, central bank sales and purchases of gold, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and of certain other currencies, interest rates, global or regional political or economic crises and sales of gold by holders in response to such factors. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, private individuals and companies.

The Company's gold price hedging program has, in the past, provided substantial additional revenue. The Company expects to continue to deliver against hedging contracts to generate additional revenue over the remainder of 1997 and into the next few years. In addition, the Company will continue to manage its hedging program by entering into new contracts as opportunities arise. However, a continued slump in gold prices could render a portion of the Company's reserves and operations uneconomic, negatively impacting cash flow and operating results requiring a reduction in reserves and an impairment in asset values.

FINANCING, CAPITAL INVESTMENT, AND LIQUIDITY

At June 30, 1997, the Company had working capital of $55.8 million, compared to $65.2 million at the end of 1996. Cash and cash equivalents totaled $4.7 million at June 30, 1997, compared to $8.6 million at the end of 1996.

OPERATING ACTIVITIES

Cash flow provided by operating activities was $24.8 million through the second quarter of 1997, compared to $3.4 million during the same period in 1996. Increased cash flow from operations primarily reflects changes in working capital accounts, particularly accounts receivable. Before working capital changes, cash flow from operations for the first six months of 1997 increased $3.1 million compared to the same period in 1996.

INVESTING ACTIVITIES

During the first six months of 1997, the Company invested $48.7 million in property, plant and equipment, including $24.4 million for Phase II at Mt. Todd, (including capitalized start-up costs), $4.4 million at Florida Canyon, and $7.7 million of capitalized interest, and received proceeds of $1.5 million from liquidation of

EMGF. During the same period in 1996, the Company invested $88.6 million in property, plant and equipment, $4.6 million on investments, and received $3.9 million from the sale of exploration tenements in Australia. The decrease in capital spending reflects completion of major expansion projects at Mt. Todd and Florida Canyon.

FINANCING ACTIVITIES

Cash flow from financing activities for the year to date includes borrowings under the Company's Revolving Credit Facility of $19.6 million and $0.8 million raised from the issuance of common stock to the employee savings plan and through stock option exercises. In the first six months of 1996, the Company raised $88.4 million, net of expenses, from the issuance of six million common shares in Canada and the United States and made payments on outstanding long-term debt amounting to $19.2 million.

CONCLUSION

The Company believes that the $4.7 million in cash and cash equivalents on hand, along with cash flow from operations and funding available under the Revolving Credit Facility, will be adequate to meet its cash requirements. However, cash flow from operations is subject to certain risks that could materially impact available cash. In addition, if the Company were to violate covenants under its Revolving Credit Facility, its liquidity could be significantly affected. To the extent the sources of liquidity identified are not adequate to meet the Company's cash requirements, all or a portion of the hedge position discussed in
Note 5 to the Consolidated Financial Statements could be monetized.

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

Item 1.  Legal Proceedings
         See Part 1 - Item 1 - "Notes to Consolidated
         Financial Statements."  Note 5 Paragraph 5   entitled "Legal
         Proceedings", which information is incorporated herein by reference.

Item 4.  Submission of Matters to Vote of Security Holders

        (a) The 1997 Annual General Meeting of shareholders was held on April 30, 1997.

        (b) The following directors were elected at the above meeting:
            Peter M.D. Bradshaw, Douglas R. Cook, and Peter R. Kutney. The following Directors' terms of office did not expire at the meeting and they continued in office after the meeting:
            Lawrence I. Bell, Michael A. Grandin, Werner G. Nennecker, Lindsay D. Norman, Anthony J. Petrina, and Fred C. Schulte.

       (c)  The following matters were voted upon at the meeting:


                          For         Against    Withheld      Abstained     Not Voted
----------------------------------------------------------------------------------------
Election of Directors:

Mr. Bradshaw             23,041,706              156,305       364,719

Mr. Cook                 23,063,646              134,365       364,719

Mr. Kutney               23,069,026              128,985       364,719

Re-appointment of
 Coopers & Lybrand,
 as Auditors of
 the Company for
 1997                    23,368,667    118,396     8,018        67,749

Remuneration of
 Auditors                23,017,214    435,828                 109,788

1997 Stock  Plan -
 Adopt the Plan
 authorizing the
 issuance of up to
 4,000,000 shares         9,286,236  4,157,032                 215,637         9,903,925


Item 6.   Exhibits and Report on Form 8-K

         (a) Exhibits
             10.0 Amendment No. 1 to the Multi-currency Reducing Revolving
                  Credit Agreement, dated as of June 30, 1997
             11.0 Computation of Earnings Per Share
             27.0 Financial Data Schedule

         (b)  Reports on Form 8-K:
              None

                                  PEGASUS GOLD INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEGASUS GOLD INC.
                                           (Registrant)

    Date: August 14, 1997                   By:/s/  Phillips S. Baker, Jr.
                                               ----------------------------
                                               Phillips S. Baker, Jr.
                                               Vice President, Finance
                                               Chief Financial Officer, and
                                               Principal Accounting Officer

                                  PEGASUS GOLD INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEGASUS GOLD INC.
                                      (Registrant)




    Date: August 14, 1997              By:/s/  Phillips S. Baker, Jr.
                                          --------------------------------
                                          Phillips S. Baker, Jr.
                                          Vice President, Finance
                                          Chief Financial Officer, and
                                          Principal Accounting Officer