Form 10-Q
period 1997-09-30
PEGASUS GOLD INC
filed 1997-11-14
CIK 746961

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                          ----------------


                              FORM 10-Q


(Mark One)
     x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                    OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          ----------------

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

                          ----------------

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

                              41,676,119
                            --------------
    Common Shares, without par value, outstanding at October 31, 1997

                           PEGASUS GOLD INC.
                               FORM 10-Q
                FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                INDEX

                     PART I. FINANCIAL INFORMATION

Item #1                                                  Page

          CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 1997, AND DECEMBER 31, 1996       3

          CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED
           SEPTEMBER 30, 1997, AND 1996                    4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1997,
           AND 1996                                        5

          CONSOLIDATED STATEMENTS OF CHANGES IN
           SHAREHOLDERS' EQUITY (DEFICIT)
             NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
             YEAR ENDED DECEMBER 31, 1996                  6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       7


Item #2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  16


                          PART II. OTHER INFORMATION

Item #1
          LEGAL PROCEEDINGS                               26

Item #3
          DEFAULTS UPON SENIOR SECURITIES                 26

Item #6
          EXHIBITS AND REPORTS ON FORM 8-K                26

          SIGNATURES                                      27




In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                                     PEGASUS GOLD INC.
                                CONSOLIDATED BALANCE SHEETS
                         September 30, 1997 and December 31, 1996
                                     (In Thousands)

                                        ASSETS

                                                            1997           1996
                                                            ----           ----
Current assets:
   Cash and cash equivalents                                $15,948        $8,566
   Due from sales of products                                24,436        36,748
   Inventories                                               46,818        51,997
   Other current assets                                       6,702        10,164
                                                            -------       -------
     Total current assets                                    93,904       107,475

Investments                                                   4,677        20,987
Property, plant, and equipment, net                         182,965       618,940
Other assets                                                  6,123         6,806
                                                            -------       -------
     Total assets                                          $287,669      $754,208
                                                            -------       -------
                                                            -------       -------
                                     LIABILITIES
Current liabilities:
   Accounts payable and other current liabilities           $24,794       $23,641
   Accrued salaries, wages, and benefits                      7,089        10,350
   Mining taxes payable                                       5,018         4,610
   Current portion of long-term debt                        122,133           ---
   Current portion of obligations under capital lease         3,770         3,626
                                                            -------       -------
     Total current liabilities                              162,804        42,227

Long-term debt                                              115,000       215,086
Capital lease obligations                                    20,300        22,466
Deferred income taxes                                           ---        44,602
Deferred site closure and reclamation                        57,677        50,878
Foreign exchange contracts                                    6,212           ---
Other deferred liabilities                                    8,416         7,598
Deferred revenue                                              5,510         8,074
                                                            -------       -------
     Total liabilities                                      375,919       390,931
                                                            -------       -------
                                                            -------       -------

Commitments and contingencies (Note 8)

                   SHAREHOLDERS' EQUITY (DEFICIT)

Class A preferred shares, Series 1, C$10 par value:
  Authorized - 20,000,000 shares; none issued
Common shares no par value:
  Authorized - 200,000,000 shares; issued
  and outstanding, 1997 - 41,585,756 shares
  and 1996 - 41,092,342 shares                              427,607       425,382
Accumulated deficit                                        (506,685)      (70,734)
Net unrealized holding loss on available-for-sale
 investments                                                   (226)          ---
Foreign currency translation adjustment                      (8,946)        8,629
                                                            -------       -------
     Total shareholders' equity (deficit)                   (88,250)      363,277
                                                            -------       -------
     Total liabilities and shareholders' equity (deficit)  $287,669      $754,208
                                                            -------       -------
                                                            -------       -------

The accompanying notes are an integral part of the consolidated financial statements

                                PEGASUS GOLD INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Nine Months Ended September 30, 1997 and 1996
                   (In Thousands Except Per Share Amounts)

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,

                                            1997          1996        1997           1996
                                            ----          ----        ----           ----

Sales                                     $ 77,941      $66,441     $177,147       $172,189

Cost of sales                               59,781       49,557      130,929        127,627
Depreciation and amortization               20,717       14,531       39,519         33,793
                                          --------      -------     --------       --------
                                            80,498       64,088      170,448        161,420
                                          --------      -------     --------       --------
Gross profit (loss)                         (2,557)       2,353        6,699         10,769
                                          --------      -------     --------       --------

Operating expenses:
General and administrative                   2,288        3,254        7,263          9,919
Exploration and evaluation                   1,369        1,492        3,756          5,100
Care and maintenance                         1,675          385        5,170            843
Property write-downs                       396,809          ---      396,809            ---
Restructuring charges                        2,186          ---        2,186            ---
Closure, reclamation and related cost s      9,000        6,742        9,500          7,742
Attempted business combination costs           ---          506          ---            506
                                          --------       -------     --------       --------
                                           413,327       12,379      424,684         24,110

Loss from operations                      (415,884)     (10,026)    (417,985)       (13,341)
                                          --------      -------     --------       --------
Other income (expense):
Interest and other income                      868          795        1,880          3,123
Interest expense, net of amounts
 capitalized                                (4,660)        (672)      (5,524)        (2,506)
Loss on disposition of assets and other    (13,333)         ---      (16,681)          (156)
Equity in net income of affiliates             ---        3,091        2,012          3,589
                                          --------      -------     --------       --------
                                           (17,125)       3,214      (18,313)         4,050
                                          --------      -------     --------       --------

Loss before income taxes                  (433,009)      (6,812)    (436,298)        (9,291)
Income tax provision (benefit)                (223)         980         (347)           201
                                          --------      -------     --------       --------

Net loss                                 ($432,786)     ($7,792)   ($435,951)       ($9,492)
                                          --------      -------     --------       --------
                                          --------      -------     --------       --------

Net loss per share                         ($10.47)      ($0.19)     ($10.57)        ($0.23)
                                          --------      -------     --------       --------
                                          --------      -------     --------       --------

Weighted average common shares
outstanding                                 41,338       41,135       41,246         40,679
                                          --------      -------     --------       --------
                                          --------      -------     --------       --------

The accompanying notes are an integral part of the consolidated financial statements.

                                PEGASUS GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                              (In Thousands)

                                                           1997               1996
                                                           ----               ----

Operating activities:
Net loss                                                  ($435,951)         ($9,492)
  Adjustments to reconcile net  loss to
   net cash provided by operating activities:
    Depreciation and amortization                            40,397           34,209
    Property write-downs                                    396,809              ---
    Non-cash restructuring charges                            1,610              ---
    Payments for closure, reclamation and related costs      (7,456)          (5,698)
    Provision for closure, reclamation and related costs      9,500            7,742
    Loss on investments                                      17,524              ---
    Other, net                                                2,528            1,153
    Change in working capital accounts                       12,016          (12,925)
                                                          ---------          -------
Net cash provided by operating activities                    36,977           14,989
                                                          ---------          -------

Investing activities:
    Additions to property, plant, and equipment, net        (58,963)        (180,741)
    Proceeds from investments                                 1,460              ---
    Sale of property, plant and equipment                       ---            3,881
    Sale of short-term investments                              ---           20,083
    Purchase of investments                                     ---           (8,585)
                                                          ---------          -------
Net cash used in investing activities                       (57,503)        (165,362)
                                                          ---------          -------

Financing activities:
    Proceeds from issuance of long-term debt                 29,476           57,957
    Proceeds from issuance of common shares                     782           90,994
    Payments of obligations under capital lease              (2,023)          (1,732)
    Payments of long-term debt                                  ---          (19,189)
    Debt issuance costs                                         ---           (1,811)
                                                          ---------          -------
Net cash provided by financing activities                    28,235          126,219
                                                          ---------          -------

Effect of exchange rate changes on cash and cash
 equivalents                                                   (327)            (905)
                                                          ---------          -------

Net increase (decrease) in cash and cash equivalents          7,382          (25,059)
Cash and cash equivalents, beginning of period                8,566           32,907
                                                          ---------          -------

Cash and cash equivalents, end of period                    $15,948           $7,848
                                                          ---------          -------
                                                          ---------          -------

The accompanying notes are an integral part of the consolidated financial statements.


                                      PEGASUS GOLD INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
         For the Nine Months Ended September 30, 1997 and the Year Ended December 31, 1996
                                        (In Thousands)


                                                      Common Shares                                                     Foreign
                                                 -----------------------                          Unrealized        Currency
                                                   Number                      Accumulated         Loss on         Translation
                                                 of Shares        Amount         Deficit          Investments       Adjustment
                                                 ---------      ---------       ---------          ---------        ---------

Balance, December 31, 1995                       34,825,203     $334,214        ($ 49,131)           $  ---           $ 3,621

Net loss                                                                          (21,603)

Common shares issued for:
   Cash                                           6,000,000       88,175
   Stock option plan                                234,217        2,612
   Employee savings plan and other                   32,922          381

Foreign currency translation adjustment                                                                                 5,008
                                                 ----------      ---------       --------              ---------      ---------

Balance, December 31, 1996                       41,092,342     $425,382        ($ 70,734)            $  ---          $ 8,629

Net loss                                                                         (435,951)

Common shares issued for:
   Employee severance                               381,381        1,443
   Stock option plan                                 41,100          311
   Employee savings plan and other                   70,933          471

Net unrealized holding loss on
   available-for-sale investments                                                   ($226)

Foreign currency translation adjustment                                                                               (17,575)
                                                 ----------      ---------       ---------          ---------        --------

Balance, September 30, 1997                      41,585,756      $427,607       ($506,685)              ($226)        ($8,946)
                                                 ----------      ---------       ---------          ---------        --------
                                                 ----------      ---------       ---------          ---------        --------

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

2.   SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, the financial information set forth in the accompanying unaudited interim consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature unless otherwise indicated.

Certain prior year balances have been reclassified to conform with the current year presentation with no effect on net loss or accumulated deficit as previously reported.

GOING CONCERN AND LIQUIDITY

The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company is in default with respect to certain restrictive covenants under its Multicurrency Reducing Revolving Credit Agreement (the "Facility") as of September 30, 1997. The lenders under the Facility could declare an event of default, declare the loans due and payable, and foreclose on the Facility's collateral, which consists of the shares of Pegasus Gold Inc.'s significant subsidiaries. Based on the Company's current projected cash flows, management believes the Company has the financial resources to maintain its current level of operations through 1998. Such projected cash flows envision continuation of current trade terms with significant vendors. The Company will be able to continue to operate as a going concern unless precluded by actions of the lenders. As a result, the Company has retained legal counsel and financial advisors specializing in restructuring to assist in negotiations with the lenders and to render advice regarding the various alternatives available to the Company.

The Company has commenced discussions with the lenders regarding various waivers and amendments and considering alternatives to refinance the
Facility.   If the Company is unsuccessful in obtaining necessary waivers or amendments, or cannot refinance the Facility, it may be unable to continue planned operations, except as permitted by the lenders.

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

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the

                           PEGASUS GOLD INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will not have material impact on the Company's current geographic and segment disclosures.

3.    INVENTORIES

Inventories consist of the following:
                                           Sept. 30,         Dec. 31,
    (In Thousands)                           1997              1996
                                             ----              ----
    Deferred mining costs                  $26,848            $34,134
    Materials and supplies                  12,191             11,294
    Stockpile ore                            7,731              6,317
    Processed metals                            48                252
                                           -------            -------
                                           $46,818            $51,997
                                           -------            -------
                                           -------            -------


See Note 5 for a discussion of write-downs to deferred mining costs recorded in the third quarter.

4.    INVESTMENTS
                                            Gross            Gross
                                          Unrealized      Unrealized
                                           Holding          Holding    Carrying
                               Cost        Gains            Losses       Value
                             --------    -----------      ----------   --------
(In Thousands)
September 30, 1997
Available-for-sale:
  Equity securities           $4,811          ---           ($226)       $4,585

Other investments:
  Notes receivable                                                           92
                                                                       --------
                                                                         $4,677
                                                                       --------
                                                                       --------
December 31, 1996
Available-for-sale:
 Equity securities            $4,323          ---            ---         $4,323

Equity investments:
  USMX, Inc. (30%)                                                        8,349
  The Emerging Markets
    Gold Fund (21%)                                                       3,026
                                                                       --------

Other investments:
  Notes receivable                                                        5,289
                                                                       --------
                                                                        $20,987
                                                                       --------
                                                                       --------

                            PEGASUS GOLD INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    INVESTMENTS (CONTINUED)

USMX, INC.

On May 30, 1997, USMX, Inc. ("USMX") and Dakota Mining Corporation ("Dakota") completed a merger whereby the Company received one common share of Dakota stock for each 1.1 common shares of USMX it owned. The Company recorded the exchange, in which it received 4,387,273 Dakota shares, at the then fair value of $1 per Dakota share, resulting in a loss of $3,642,000. The loss is included in the loss on disposition of assets and other in the Consolidated Statements of Operations. As a result of ongoing difficulties with Dakota's various debt agreements, and subsequent debt restructuring, the Company considers the sharp decline in the market value of Dakota's shares during the third quarter to be other than temporary. Accordingly, the Company has written down the value of its investment in Dakota by $2,694,000 during the third quarter. The write-down is included in the loss on disposition of assets and other in the Consolidated Statements of Operations. The remaining investment in Dakota is classified as available-for-sale.

THE EMERGING MARKETS GOLD FUND

In June 1997, the shareholders of The Emerging Markets Gold Fund ("EMGF") agreed to liquidate EMGF. Upon liquidation, the Company received $1,460,000 in cash and a distribution of certain securities owned by EMGF with an aggregate fair market value of $1,931,000 at the time of distribution. The transaction resulted in a loss of $1,320,000 which is included in the loss on disposition of assets and other in the Consolidated Statements of Operations. The securities received have been classified as available-for-sale and are included in equity securities above.

INTERMIN

The Company owns 12,266,994 common shares of Intermin Resources, Ltd., an Australian exploration company. Due to a significant decrease in the market value of the shares of Intermin which the Company believes to be other than temporary, it is doubtful that the original carrying value of the investment will be recovered. Accordingly, the Company has written the carrying value of its investment in Intermin to the market value as of September 30, 1997 and recorded a loss of $2,697,000 in the loss on disposition of assets and other in the Consolidated Statements of Operations during the third quarter of 1997. The Intermin common shares are classified as available-for-sale.

NOTES RECEIVABLE

USMX

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

GOLDBELT

The Company has a $1,000,000 convertible note from Goldbelt Resources Ltd. The note is convertible into 920,000 common shares of Goldbelt with a market value of approximately $92,000 as of September 30, 1997. The Company has elected to write the carrying value of the loan down to the estimated market value

                           PEGASUS GOLD INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    INVESTMENTS (CONTINUED)

of the shares, and has recorded a loss of $908,000 during the third quarter. At the same time, the Company wrote down the carrying value of 2,102,874 common shares of Goldbelt to market value, resulting in a loss of $50,000. Both the write-downs of the loan and the Goldbelt shares were recorded because the Company believes the decline is other than temporary. The write-downs are included in the loss on disposition of assets and other in the Consolidated Statements of Operations. The Goldbelt common shares are classified as available-for-sale.

5.    PROPERTY WRITE-DOWNS

The Company, in accordance with its accounting policy, reviews the carrying value of its investment in each operating mine and development property periodically or as circumstances change indicating a potential impairment may exist. Recoverability of the carrying value of the Company's investments is evaluated based on estimated future net cash flows derived from estimates of current and future production, future prices, operating and capital costs, and reclamation costs. In practice, this review has been performed at least annually during the fourth quarter as part of the Company's budget and long-range planning process. Operating and exploration results from Mt. Todd, together with significant declines in the spot price of gold and initial information from the 1998 planning process, which commenced in September
1997, indicated the potential impairment of certain of the Company's properties and led to acceleration of the impairment reviews for these properties.

The Company assessed the recoverability of the carrying value of these investments based on current and long-term views of the gold price, historic and estimated future operating performance and the potential for significant exploration success in the future. The Company has used a long-term realized gold price of $385 per ounce, based on its current hedge position and policy. Reductions in the carrying value of certain of the Company's investments have been recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows.

Upon completion of this review, the Company recorded after-tax, non-cash property write-downs totaling $396,809,000 including $353,338,000 at Mt. Todd, $26,836,000 at Zortman, $13,925,000 at Pullalli and $2,710,000 at Beal
Mountain. At Mt. Todd, the review resulted in a decision to suspend operations and place the mine in care and maintenance in the fourth quarter of 1997.

MOUNT TODD

The first sustained period of steady state operations was achieved during the third quarter when the mill achieved 84 percent of the designed capacity throughput. For the third quarter all revenues and operating expenses are reflected in the Consolidated Statements of Operation. During this period, gold production and operating costs continued to fall significantly short of feasibility study expectations. Production was reduced by lower gold recovery, crusher throughput and ore grade. Operating costs in steady state production have exceeded feasibility levels due to higher costs for power, cyanide and contract mining.

In order to mitigate operating problems identified above, the Company commissioned the engineering, procurement and construction management contractor to evaluate opportunities in the plant configuration to improve design criteria for gold recovery, to manage copper/cyanide levels, and to reduce processing costs. In August, a feasibility level design was completed, with engineering evaluations and cost estimates for three recommended process improvements: production of a copper concentrate; construction of screen before quaternary crushing, and implementation of a coarse ore reject system. However, based on the Company's evaluation of these process improvements in October, it is unlikely that costs will be reduced to an economic level.

                          PEGASUS GOLD INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    PROPERTY WRITE-DOWNS, CONTINUED:

The cumulative effect of these factors are reflected in an estimated 14 percent increase in unit costs per tonne compared to the feasibility, a decrease of 30,000 ounces in average annual gold production, and an increase in the total cash costs of more than $65 per ounce produced, all of which result in a smaller economic ore reserve and shorter mine life. In addition, cash flow in the first two years is minimal or negative because of waste stripping requirements. Substantially all of the cash flow is generated in the last several years of the mine life. While the Company expected to achieve slightly better recovery and to realize further cost reductions, actual results have been determined to be indicative of the cost and production profile going forward.

In addition, the Company received negative exploration results on a number of the most prospective exploration targets in the Mt. Todd mine vicinity in October. Interpretation of these results has significantly reduced the Company's expectations of identifying further large scale gold deposits in close proximity to the mine, particularly given current operating costs and low gold prices.

Based on the information gathered and current and estimated future metal prices, and after an internal review of the project, the Company determined in November, that mining the reserve is uneconomic at current metal prices and operating costs. As a result, the Company has decided to suspend operations. The mine will be placed on care and maintenance status unless an independent engineering review to be completed in mid-December identifies substantial improvements in the mine's economics. In connection with this decision, the Company has recorded an after-tax, non-cash charge of $353.3 million, comprised of property acquisition costs of $122.6 million, deferred pre-production and development costs of $49.4 million and property and equipment of $181.3 million, to reduce the carrying value of the mine to its estimated fair value. The write-down has been recorded net of the reversal of a deferred tax liability of $44.3 million established for the deferred tax consequences of the difference between the assigned value of the assets acquired and the tax basis of those assets when the Company acquired Pegasus Gold Australia Pty. Ltd. ("PGA" formerly Zapopan N.L.) in 1995. In addition, the Company has recorded a provision of $9.0 million to accrue for future closure and reclamation costs.

PULLALLI

During the third quarter, the Company decided not to develop the Pullalli Project in Chile and reduced the carrying value of its investment to $6,073,000. The decision was precipitated by lower gold prices and limited exploration success. The write-down is comprised primarily of costs deferred in connection with development of the reserves, permitting and property and mineral rights.

ZORTMAN

During 1997, the Company has been preparing a new feasibility study designed to reduce the costs of construction of the Zortman Extension Project and is drilling to confirm the economics of mining certain material. Although the final results of the study will not be completed until early 1998, work completed in the third quarter has identified certain changes to the original feasibility study. Specifically, metallurgical test work indicates gold recovery from the sulfide and transitional portions of the ore reserve will be lower than previously estimated and that recovery is not as sensitive to product crush size as previously believed. In addition, development and confirmation drilling has identified additional oxide resources which will be added to reserves. Based on these initial results, the Company estimates that a reduction in total recoverable gold will be only partially offset by any additional oxide reserves identified, and lower capital and operating costs required for the crushing circuit. Estimated net cash flows will be inadequate to recover the remaining carrying value of the property and pay for reclamation and closure of the mine. Accordingly, the Company has recorded a third quarter write-down of $22,380,000.

                          PEGASUS GOLD INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    PROPERTY WRITE-DOWNS, CONTINUED:

The cost of residual gold production from existing heap leach pads at Zortman has been steadily increasing in 1997 and the Company now estimates production from the heaps after 1997 will no longer be economically feasible. As a result, the Company has reduced deferred mining inventory, accelerated depreciation on certain related assets, and recorded an additional write-down of $4,456,000. Residual leaching will continue, with all revenue offsetting the cost of care and maintenance. See Note 8 for further discussion about the Zortman Extension.

BEAL MOUNTAIN

At Beal Mountain, the Company's current cost estimates indicate that residual gold recovery will be uneconomic beyond 1997 and as a result, a write-down of $2,710,000 has been recorded to reduce deferred mining costs and the carrying value of certain equipment. Beal will be in closure effective January 1, 1998.

6.    LONG-TERM DEBT

In April 1996, the Company entered into a $150,000,000 Multi-currency Reducing Revolving Credit Facility (the "Facility") with a syndicate of banks. The Facility includes restrictive covenants with respect to leverage ratios, interest coverage, tangible net worth, ore reserve adequacy, and gold hedging. As of September 30, 1997, the Company had outstanding borrowings of $122,133,000 and letters of credit of $11,778,000 under the Facility.

As a result of significant property write-downs and other losses recorded as of September 30, 1997, the Company is in default under the minimum net worth, interest and funded debt to interest coverage covenants of the Facility. As a result, all indebtedness under the Facility has been classified as current as of September 30, 1997. As of November 14, 1997, the Company remained in default under the Facility. See discussion of Going Concern and Liquidity included in Note 2.

7.    RESTRUCTURING COSTS

Restructuring charges include the cost of involuntary employee termination benefits, asset dispositions and related costs associated with restructuring activities. Employee termination benefits include severance and out-placement assistance. Asset dispositions include lease termination and sales costs.

During August 1997, the Company adopted a restructuring plan and recorded a charge of $2,186,000. The restructuring plan resulted in the termination of approximately 90 employees company-wide, including 35 percent of corporate staff and approximately 7 percent of mine site personnel. Termination benefits totaling $1,610,000 have been included in restructuring charges. Termination benefits for mine site personnel had been previously accrued in the sites' estimates for final closure and resulted in no current impact on the Company's net loss for the third quarter of 1997. Most termination benefits have been, or will be paid in the form of Company stock. As of September 30, 1997, termination benefits of $1,443,000 have been paid. The restructuring charge also includes $576,000 for lease termination costs and commissions related to the sale of the Company's plane. Total restructuring charges are not expected to differ materially from amounts recorded.

                          PEGASUS GOLD INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    COMMITMENTS AND CONTINGENCIES

HEDGED PRODUCTION

As of September 30, 1997, the Company's hedging program consists of the following:

                                               AVERAGE
                                                PRICE           DELIVERY
                                              PER UNIT           PERIOD
                                              --------         ---------
GOLD
Forward sales               768,000 ounces        $421         1997-2002
Contingent forward sales  1,068,000 ounces        $414         1998-2007
Call options sold           391,000 ounces        $473         1997-2002
Put options purchased       300,000 ounces        $423         1997-2001

SILVER
Forward sales             1,499,000 ounces        $5.02        1997-2001

ZINC
Forward sales             3,527,000 pounds        $0.50          1997
Call options sold         1,764,000 pounds        $0.50          1997
Put options purchased     2,646,000 pounds        $0.48          1997

Certain of the Company's gold hedging contracts contain provisions which provide for cross-default upon the occurrence of a default in certain other of the Company's financing agreements. By virtue of cross-default clauses, a substantial number of the Company's gold hedging contracts are susceptible to termination as a result of the defaults under the Facility. The result of such termination would be gains or losses on the contract depending on the spot price of gold at termination.

Gold hedging contracts include contracts for which the price per ounce is estimated based on expected delivery dates and estimated interest rates. Deliveries under contingent forward sales contracts are dependent on the spot price of gold at various measurement dates over the term of the related contracts. If the spot price of gold is below $340 per ounce on March 31, 1998, contracts for a total of 720,000 ounces will be canceled. A certain portion of the remaining ounces will be deliverable if the spot price is between $375 and $435 per ounce at certain measurement dates after March 31, 1998.

FOREIGN CURRENCY

The Company enters into foreign exchange contracts to hedge transactions related to firm commitments and contractual obligations denominated in foreign currencies, including debt. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of underlying exposures.

As of September 30, 1997, the Company held foreign currency option contracts with notional amounts totaling $142,198,000 which mature during 1997 and 1998. The option contracts allow the Company to convert $100,456,000 to Australian dollars at an average rate of US$0.7606, while providing the counterparty the option to require the Company to convert $142,198,000 to Australian dollars at an average rate of US$0.7593. Performance under put option contracts with notional amounts totaling $41,742,000 is dependent on the spot exchange rate over the term of the related contracts. In conjunction with the decision to suspend operations at the Mt. Todd mine (see Note 5), the Company has marked these contracts to market and recorded a loss of $6,212,000, which is included in the disposition of assets and other line in the Consolidated Statements of Operations.

                       PEGASUS GOLD INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.        COMMITMENTS AND CONTINGENCIES, CONTINUED:

COMMON SHARES ISSUABLE

At September 30, 1997, a total of 14,818,243 Common Shares of authorized common stock were reserved for the following:

     Convertible Notes                                          7,709,067
     Stock Options                                              6,745,242
     Employee Savings Plan                                        363,934
                                                               ----------
                                                               14,818,243
                                                               ----------
                                                               ----------

ZORTMAN EXTENSION

A plan of operation for the Zortman Extension Project was submitted to regulatory agencies in May 1992. The Final Environmental Impact Statement was issued in March 1996 and a favorable Record of Decision, ("ROD") and operating permits were granted on October 25, 1996. The ROD was subsequently appealed by local Indian tribal groups and the National Wildlife Federation to both the Interior Board of Land Appeals ("IBLA") and the Montana State Court. In June 1997, the IBLA granted a stay pending its review and decision regarding the appeal. As a result of the stay, construction of the Zortman Extension could be delayed past 1998. The IBLA has granted the Company's request for an expedited hearing. In the state court action, the Company was not named as a party, and the Montana Supreme Court, on an interlocutory appeal, is reviewing whether the action can proceed without the Company.

Mining operations at Zortman ceased early in 1996 and will not commence again until a twelve-month construction period on the Zortman Extension is substantially completed. The Company is currently recovering gold from residual leaching of existing heap leach pads. Although the Company expects a favorable decision upon completion of the appeal process, it is possible that an unfavorable decision could be issued, creating further delays or causing the Extension Project to be abandoned. In addition, the Company is preparing a new feasibility study designed to reduce the costs of construction and is drilling to confirm the economics of mining certain material. If an unfavorable decision on the appeal is received, or the feasibility study does not significantly reduce the capital required, and the drilling does not confirm the economics of processing certain material, the Company would be required to write-off some or all of the deferred development costs associated with the project, which amounted to $7,800,000 as of September 30, 1997. In addition, the Company would be required to accrue a liability of at least $31,900,000 for reclamation and construction of environmental facilities. Gold production will continue from leaching ore previously mined and loaded on the pads, but at a significantly reduced rate.

LEGAL PROCEEDINGS

QUI TAM LITIGATION

An organization calling itself the North Santiam Watershed Council has instituted a lawsuit in Federal District Court in San Francisco against foreign companies with United States operations. The lawsuit alleges that these companies, including Pegasus, had failed to register as foreign agents under the Foreign Agent Registration Act, and that all mining claims and rights received from the federal government by these companies are therefore in violation of the False Claims Act and invalid. The lawsuit will be vigorously contested by the Company and other defendants. At this point, it is impossible to assess the outcome of the lawsuit, although the claims made are unprecedented, and the Company believes they are without merit.

                          PEGASUS GOLD INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCING, CAPITAL INVESTMENT, AND LIQUIDITY

OVERVIEW

Pegasus Gold Inc. ("the Company" or "PGI") has suspended operations and, in the third quarter, written down the carrying value of the Mt Todd Mine. This mine represents almost half the Company's proven and probable reserves and a third of the expected 1997 production. With the suspension of operations, expected cash flow from operations in future periods will be materially impacted. As a result of the write-downs recorded in the third quarter, PGI is in default under certain restrictive covenants of the $150 million Multi-currency Reducing Revolving Credit Facility (the "Facility"). The lenders under the Facility could declare an event of default, declare the loans due and payable, and foreclose on the Facility's collateral, which consists of the shares of PGI's significant subsidiaries. Should PGI be unable to negotiate waivers and amendments, or refinance the Facility, then the Company is at risk of not being able to continue as a going concern.

The Company has sources of liquidity to continue planned operations through 1998 unless precluded by actions of the lenders. As of September 30, 1997, cash and cash equivalents totaled $15.9 million and other current assets amounted to $78.0 million. The market value of the Company's hedge portfolio is approximately $70.0 million to $80.0 million.

The Company is implementing a cash conservation plan to mitigate lower gold prices, higher cash costs and meet its operating needs. As part of that plan, the Company is considering deferral of capital expenditures, further reductions in general and administrative costs, scale down of exploration programs, and the monetization of all or a portion of its hedge portfolio.

OPERATING ACTIVITIES

Cash flow provided by operating activities was $37.0 million through the third quarter of 1997, compared to $15.0 million during the same period in 1996. Increased cash flow from operations primarily reflects changes in working capital accounts, particularly accounts receivable. Before working capital changes, cash flow from operations for the first nine months of 1997 decreased $3.0 million compared to the same period in 1996.

INVESTING ACTIVITIES

During the first nine months of 1997, the Company invested $59.0 million in property, plant and equipment, including $27.2 million for Phase II at Mt. Todd, (including capitalized start-up costs), $5.7 million for refinery expansion and dust control at Florida Canyon, $5.5 million on Compliance Plan and Consent Decree construction at Zortman, and $7.7 million of capitalized interest, and received proceeds of $1.5 million from liquidation of EMGF. During the same period in 1996, the Company invested $180.7 million in property, plant and equipment, $8.6 million on investments, and received $20.1 million from the sale of short-term investments and $3.9 million from the sale of exploration tenements in Australia. The decrease in capital spending reflects completion of major expansion projects at Mt. Todd and Florida Canyon.

FINANCING ACTIVITIES

Cash flow from financing activities for the year to date includes borrowings under the Company's Multi-currency Reducing Revolving Credit Facility of $29.5 million and $0.8 million raised from the issuance of common stock to the employee savings plan and through stock option exercises. In the first nine months of 1996, the Company raised $88.2 million, net of expenses, from the issuance of six million common shares in Canada and the United States and an additional $3.0 million from issuance of common stock to the employee savings plan and through stock option exercises. In addition, the Company borrowed $58.0 million under the Revolving Credit Facility and made payments on outstanding long-term debt amounting to $19.2 million.

CONCLUSION

As discussed in Note 6 to the Consolidated Financial Statements, the Company is in default with respect to certain restrictive covenants under the Facility as of September 30, 1997. Although the Company believes that the $15.9 million in cash and cash equivalents on hand, together with cash flow from operations, will be adequate to meet its cash requirements through 1998, the ability to continue planned operations is subject to negotiation of an amendment or refinancing of the Facility. Cash flow from operations is subject to certain risks that could materially impact available cash.

RESULTS OF OPERATIONS

OVERVIEW

The Company incurred a net loss of $432.8 million ($10.47 per share) and $436.0 million ($10.57 per share) for the quarter and nine months ended September 30, 1997, respectively. This compares with a net loss of $7.8 million ($0.19 per share) and $9.5 million ($0.23 per share) during the same periods in 1996. Net losses for the quarter and year to date include after-tax non-recurring charges totaling $421.3 million ($10.19 per share) and $425.1 million ($10.31 per share), respectively. During the quarter, the Company recorded total after-tax property write-downs of $396.8 million related to its Mt. Todd, Zortman and Beal Mountain mines and the Pullalli Project, a provision for future closure and reclamation at Mt. Todd of $9.0 million, restructuring charges of $2.2 million and net losses on the disposition of certain assets and other of $13.3 million.

For the year to date, these charges include net losses from asset dispositions and other of $16.7 million and additional accruals for mine reclamation and closure of $9.5 million. In 1996, the net loss for the quarter and year to date included non-recurring charges of $6.5 million ($0.16 per share) in 1996 and $7.5 million ($0.18 per share), respectively.

Excluding the effects of these charges, the net loss would have been $11.5 million ($0.28 per share) and $10.8 million ($0.26 per share) for the third quarter and year to date in 1997, respectively, compared to $1.3 million ($0.03 per share) and $2.0 million ($0.05 per share) in 1996. Increased net losses are attributable to increased depreciation and amortization charges, care and maintenance of idle facilities, and interest expense, offset only partially by increased by-product revenue and decreased exploration and evaluation and general and administrative expenses.

OPERATIONS

The following chart details gold production, cash production costs, and non-cash operating costs per ounce by location.




                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                      1997        1996       1997           1996
                                      ----        ----       ----           ----
FLORIDA CANYON MINE:
Ounces of gold                       42,513      53,669     128,124      118,663
Average cost per ounce:(1)
Cash operating cost                    $320        $265         $29         $258
Total cash cost                        $335        $276        $308         $271
Total production cost                  $437        $334        $410         $337

MONTANA TUNNELS MINE:(2)
Ounces of gold                       41,601      18,827      84,465       56,709
Average cost per ounce:(1)
Cash operating cost                    $212        $283        $205         $240
Total cash cost                        $232        $330        $236         $282
Total production cost                  $350        $507        $372         $446

                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                      1997        1996       1997           1996
                                      ----        ----       ----           ----

MT. TODD
Ounces of gold                       63,947      19,239      74,985       50,484
Average cost per ounce:(1)
Cash operating cost                    $330        $313        $343         $386
Total cash cost                        $330        $316        $344         $387
Total production cost                  $481        $419        $487         $488

ZORTMAN MINE:
Ounces of gold produced               4,332       8,952       9,779       29,223
Average cost per ounce:(1)
Cash operating cost                    $383        $357        $334         $311
Total cash cost                        $399        $384        $349         $323
Total production cost                  $543        $510        $509         $442

BEAL MOUNTAIN MINE:
Ounces of gold                       10,512      15,336      21,285       31,910
Average cost per ounce :(1)
Cash operating cost                    $221        $389        $270         $333
Total cash cost                        $252        $414        $300         $358
Total production cost                  $332        $681        $388         $540


BLACK PINE MINE:
Ounces of gold                        9,886      21,590      34,412       64,244
Average cost per ounce :(1)
Cash operating cost                    $216        $248        $268         $261
Total cash cost                        $231        $274        $290         $288
Total production cost                  $238        $313        $302         $323

CONSOLIDATED TOTALS
Ounces of gold                      172,791     137,613     353,050      351,233
Average cost per ounce :(1)
Cash operating cost                    $287        $286        $281         $280
Total cash cost                        $299        $306        $297         $300
Total production cost                  $417        $412        $408         $396

Average price per ounce sold           $404        $429        $428         $427

___________
(1) Effective January 1, 1997, the Company adopted the gold production cost standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation and are reported net of by-product credits. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation in addition to depreciation, depletion and amortization.

(2)  Includes Diamond Hill.

Gold production for the third quarter of 1997 increased 26 percent to 172,800 ounces, up from 137,600 during the same period in 1996. Increased production resulted from commencement of steady state production from milling operations at Mt. Todd and batch processing Diamond Hill ore at Montana Tunnels, which added 44,700 ounces and 22,800 ounces, respectively, and was offset partially by declines in production from the Company's other operations. Revenue from the sale of gold increased 18 percent to $69.8 million during the third quarter of

1997. Average realized gold prices for the third quarter of 1997 and 1996 were $404 and $429 per ounce, respectively, compared to average third quarter COMEX gold prices of $324 and $385 during the same periods. Sales of other metals increased $0.7 million to $8.1 million in the third quarter of 1997 as higher realized zinc prices offset lower production of all other metals and lower realized prices for silver and lead. Lower production of other metals, which are produced primarily at Montana Tunnels, resulted from using the mill to batch process Diamond Hill ore for eight days during the quarter. Realized prices were $4.47 per ounce, $0.61 per pound, and $0.30 per pound for silver, zinc, and lead, respectively, compared to $5.37, $0.47, and $0.31, respectively, in the third quarter of 1996.

At Florida Canyon, production declined 11,200 ounces to 42,500 ounces during the third quarter of 1997 compared to the same period in 1996 due to lower ore grade and volume resulting from mining lower grade areas in the pit with harder, more abrasive ore. Total cash costs increased to $335 per ounce for the quarter compared to $276 per ounce in 1996 as a result of the same factors. In August, Florida Canyon received a letter from the Mine Safety and Health Administration ("MSHA") demanding that a dust abatement agreement be executed that would require the mine to comply immediately and fully with certain dust exposure standards or face an order that could effectively shut down the mine. Negotiations with MSHA began immediately upon receipt of the letter, and an agreement was reached with MSHA on October 17, 1997. The agreement accurately reflects the Company's ongoing efforts on dust abatement at Florida Canyon, as well as proposed additional expenditures, monitoring requirements and health and safety measures now in place. Costs associated with additional health and safety programs are estimated at $100,000 per annum.

At Montana Tunnels, batch processing of ore from the Diamond Hill underground mine, a satellite operation, resulted in a 22,800 ounce increase in production for the third quarter of 1997. Total cash costs of $232 per ounce were $98 per ounce lower than in the same quarter of 1996 because of increased gold production and by-product credits and lower royalty payments. The Company is evaluating a possible switch from batch processing to continuous feed blending of Diamond Hill ore with Montana Tunnels ore. If successful, blending will reduce costs further by eliminating contract crushing costs for the Diamond Hill ore and will result in cash flow being generated ratably throughout the year from the Diamond Hill operations.

During the third quarter of 1997, milling operations at Mt. Todd achieved steady state production. Gold production was 63,900 ounces, including 60,700 ounces produced from the milling facilities, compared to 19,200 during the same period in 1996, all of which was from heap leach operations. Total cash costs of $330 per ounce for the third quarter compared to $316 per ounce in the prior year quarter. Although total cash costs improved continuously during the quarter and were better than the Company had forecast, production levels and unit costs continue to fall short of feasibility expectations. The Company has decided to suspend operations and place the mine on care and maintenance. Additional discussion about the write-down is included below.

Zortman produced 4,300 ounces at a total cash cost of $399 per ounce in the third quarter of 1997, compared to 9,000 ounces with total cash cost of $384 per ounce for the same period in 1996. At Beal Mountain, gold production for the third quarter was 10,500 ounces, down from 15,300 in 1996 as result of lower ore tonnage during waste stripping of the South Beal Pit and backfill the Main Beal Pit. Total cash costs of $252 per ounce were considerably lower than the $414 per ounce in 1996 due to increased grade and lower unit costs per tonne. Black Pine produced 9,900 ounces at an average total cash cost of $231 for the third quarter compared to 21,600 ounces at an average total cash cost of $274 per ounce in the third quarter of 1996. Lower production reflects lower ore tonnage while reduced total cash costs are attributable to lower residual heap leach costs and improved recovery. In 1998, Zortman will continue in care and maintenance and Beal and Black Pine will operate in closure.

Consolidated total cash costs decreased $7 per ounce to $299 per ounce during the third quarter of 1997 due to higher production and by-product credits per ounce, offset partially by higher mining and off-site treatment costs.

Gold production for the first nine months of 1997 increased 1,800 ounces to 353,100 ounces compared to the same period in 1996. Production increases at Mt. Todd, Montana Tunnels, and Florida Canyon were offset by production declines at Zortman, Beal Mountain and Black Pine. Year-to-date revenue from the sale of gold increased slightly to $151.2 million from $149.9 million in 1996 as realized prices and production were essentially unchanged. For the first nine months of 1997 and 1996 average realized gold prices were $428 and $427 per ounce, respectively, compared to average COMEX gold prices of $340 and $392 over the same periods. Increased realized prices reflect the benefits from the Company's hedging program. Year-to-date revenue from the sale of other metals increased 17 percent to $25.9 million as a result of higher production for zinc and lead and higher realized prices for zinc. Realized prices were $4.55 per ounce, $0.57 per pound and $0.28 per pound for silver, zinc, and lead respectively, compared to $5.32, $0.49 and $0.28 respectively, in the first nine months of 1996. Total cash costs per ounce decreased to $297 per ounce in 1997, from $300 per ounce during the first nine months of 1996 as a result of the same factors that impacted the third quarter.

Total production costs for the quarter and year to date reflect depreciation and amortization charges of $118 per ounce and $111 per ounce in 1997, compared to $106 per ounce and $96 per ounce in 1996. Increased non-cash charges reflect the commencement of steady state production at Mt. Todd, increased property, plant, and equipment balances, and amortization of reclamation and closure costs that increased in the second half of 1996.

Significant portions of the Company's operating expense are incurred in Australian dollars. The Company's operating results are impacted by fluctuations in the exchange rate of the Australian dollar to the United States dollar. Under its foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian dollars. As a result of the decision to suspend operations at the Mt. Todd Mine, these contracts have been marked to market.

OPERATING EXPENSES

General and administrative expenses decreased 30 percent to $2.3 million in the third quarter and 27 percent to $7.3 million for the first nine months of 1997 compared to the same periods in 1996. Lower costs reflect fewer employees, reduced travel costs, primarily associated with the Company's foreign operations, and the impact of a cost savings program undertaken by the Company. General and administrative expenses are expected to remain below 1996 levels for the balance of 1997.

Exploration and evaluation expenses for the third quarter of 1997 and year to date were 8 percent and 26 percent lower than the same periods in 1996 due to lower overall program expenditures. In April, the Company agreed to acquire up to 60 percent of Capira Dorada, a private Panamanian company. Capira Dorada holds an approximate 100 square kilometer exploration concession, located about 50 kilometers southwest of Panama City, Panama. The Capira Dorada prospect is an early-stage exploration opportunity with potential for the discovery of bulk minable gold and silver deposits.

Care and maintenance costs increased to $1.7 million and $5.2 million in the third quarter and year to date in 1997, from $0.4 million and $0.8 million during the same periods in 1996. Increased costs reflect the care and maintenance classification of additional non-production related costs at Zortman for the year to date and carrying costs associated with Pullalli for the third quarter. Classification of the Pullalli carrying costs as care and maintenance during the quarter reflects the Company's August decision to place the project on an indefinite hold and write-down the carrying value as discussed below.

PROPERTY WRITE-DOWNS

The Company, in accordance with its accounting policy, reviews the carrying value of its investment in each operating mine and development property periodically or as circumstances indicate a potential impairment exists. Recoverability of the carrying value of the Company's investments is evaluated based on estimated future net cash flows derived from estimates of current and future production, future prices, operating and capital costs, and reclamation costs. In practice, this review has been performed at least annually during the fourth quarter as part of the Company's budget and long-range planning process. Operating and exploration results from Mt. Todd during the third quarter, together with significant declines in the spot price of gold and initial information from the 1998 planning process, which commenced in September 1997, indicated the potential impairment of certain of the Company's properties and led to acceleration of the impairment reviews for these properties.

The Company assessed the recoverability of the carrying value of these investments based on current and long-term views of the gold price, historic and estimated future operating performance and the potential for significant exploration success in the future. The Company used a long-term realized gold price of $385 per ounce, based on its current hedge position and policy.
 Operating plans are prepared by each mine, together with an estimate of likely exploration success. Reductions in the carrying value of the Company's investments have been recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows.

Upon completion of this review, the Company recorded after-tax, non-cash property write-downs totaling $396.8 million, including $353.3 million at Mt. Todd, $26.8 million at Zortman, $13.9 million at Pullalli and $2.7 million at Beal Mountain.

If the Company determines reserves should be calculated at a significantly lower price than that used at December 31, 1996, there would be a material reduction in gold ore reserves and material write-downs of the Company's investments and/or increased depreciation and amortization charges could be required.

MOUNT TODD

Upon completion of a feasibility study in August 1995, the Company announced its intention to construct a milling facility at Mt. Todd. The total construction cost was estimated to be $155 million and production start-up was expected to commence in early 1997. The project was projected to have a minimum eight year mine life, with annual gold production of 260,000 ounces, at an estimated cash cost of $265 per ounce (using a U.S.$ to A$ exchange rate of
 .72:1), generating more than $35 million in annual cash flow.

Site preparation commenced in late 1995, with construction occurring in 1996. As a condition precedent to the closing of the Revolving Credit Facility used to finance the construction of the project, an independent review of the feasibility study was completed in early 1996.

In April 1996, the Company received the definitive capital cost estimate of $169 million from the engineering, procurement and construction management
(EPCM) contractor. The major variances to the original feasibility capital cost estimate included additional capital to replace the existing secondary crushing circuit, and other permanent facilities.

Commissioning of the facility began in late November 1996, and the first gold pour was announced January 6, 1997. During the second quarter, commissioning and start-up activities were hampered by the failure of the gas turbine in the power station, poor performance of the crushing circuit and lower recoveries because of copper dissolution in the flotation circuit. Crushing circuit throughput was identified as a concern. Crushing costs significantly exceeded feasibility as a result of lower throughput, increased maintenance costs and higher power costs and consumption. The EPCM contractor and the crushing equipment manufacturer attempted to optimize the circuit to achieve design throughput and operating costs. The commissioning of the flotation circuit commenced in late May. Copper loading in the circuit resulted in higher consumption of cyanide and reduced gold recovery. As a result, the Company shut down the flotation circuit in mid-June.

In order to mitigate operating problems identified above, the Company commissioned the EPCM contractor to evaluate opportunities in the plant configuration to improve design criteria for gold recovery, to manage copper/cyanide levels, and to reduce processing costs. In August, a feasibility level design was completed, with engineering evaluations and cost estimates for three recommended process improvements: production of a copper concentrate; construction of screen before quaternary crushing, and implementation of a coarse ore reject system.

The first sustained period of steady state operations was achieved during the third quarter when the mill achieved 84 percent of the designed capacity throughout. During this period, gold production and operating costs continued to fall short of feasibility study expectations. Production was reduced by lower gold recovery, crusher throughput and ore grade. Because the flotation circuit, which was expected to contribute eight percent of the total gold recovery, has not operated due to copper loading in the circuit, gold recovery has averaged 74 percent versus the feasibility study estimate of 84 percent.

Gold recovery has also been negatively impacted by delivery of a larger than design product from the crushing circuit (3.1 millimeters (mm) vs. feasibility of 2.6 mm). Crusher throughput has averaged 1,065 tonnes per hour (tph) compared to the design level of 1,220 tph. Although a portion of the crushing throughput shortfall has been made-up by higher crusher utilization (80 percent vs. feasibility of 75 percent), the incremental equipment usage resulted in higher costs, primarily for power and wear parts, to achieve daily design throughput. These factors resulted in actual crushing costs of A$2.49 per tonne for the quarter, compared to the design of A$1.36 per tonne.

Operating costs have exceeded feasibility levels due to increased costs for power, cyanide and contract mining. Higher power costs reflect the combination of higher consumption, primarily in the crushing circuit, and increased gas supply costs for interruptible supply. Power costs have averaged over A$0.075 per kilowatt hour (kWhr) compared to the feasibility of A$0.058 per kWhr with consumption averaging 39 kWhr per ore tonne compared to the feasibility estimate of 34 kWhr per ore tonne. Cyanide costs have been higher because consumption has averaged 0.86 Kg per ore tonne versus 0.68 Kg per ore tonne in the feasibility. Contract mining costs of over A$1.15 per tonne have exceeded the feasibility cost of approximately A$1.00 per tonne as a result of lower required volume to feed the crushing circuit, increased drill and blast costs associated with excess water in the ore and other cost increases. In addition, the mining contractor has requested a further increase in the rate per tonne in the future.

In October, the Company completed an evaluation of the three process circuit improvements recommended by the EPCM contractor. The production of a copper concentrate was designed to increase recovery and reduce cyanide costs. However, reduced cyanide prices have offset the expected decline in consumption. The Company began construction of the screen before quaternary crushing project. While this project was expected to improve throughput and lower costs, the net effect would not offset the cost increases described above. With the significant decline in the price of gold, the coarse ore reject system was not implemented.

Finally, an updated ore reserve model, completed during the quarter, indicated a reduction of seven to ten percent in the average grade compared to the original feasibility reserve model. This variance is within the confidence level of feasibility studies.

The cumulative effect of these factors is reflected in estimated life of mine unit costs of A$13.53 per ore tonne processed compared to the feasibility estimate of A$11.86 per ore tonne, a decrease of 30,000 ounces in average annual gold production and an increase in the total cash costs of more than US$65 per ounce produced, all of which result in a smaller economic ore reserve and shorter mine life. In addition, cash flow in the first two years is minimal or negative because of waste stripping requirements. Substantially all of the cash flow is generated in the last several years of the mine life. While the Company expected to achieve slightly better recovery and to realize further cost reductions, actual results have been determined to be indicative of the cost and production profile going forward.

In addition, the Company received negative exploration results on a number of the most prospective exploration targets in the Mt. Todd mine vicinity during the third quarter. Interpretation of these results has significantly reduced the Company's expectations of identifying further large scale gold deposits in close proximity to the mine.

Based on available cost and reserve data, current and estimated future metal prices, and an internal review of the project, the Company determined in November that the mining reserve is uneconomic at current metal prices and operating costs. As a result, the Company has decided to suspend operations at the Mt. Todd Mine. The mine will be placed on care and maintenance status unless an independent engineering review, to be completed in mid-December, identifies substantial improvements in the mine's economics. In connection with this decision, the Company has recorded an after-tax, non-cash charge of $353.3 million, comprised of property acquisition costs of $122.6 million, deferred pre-production and development costs of $49.4 million and property and equipment of $181.3 million, to reduce the carrying value of the mine to its estimated fair value. The write-down has been recorded net of the reversal of a deferred tax liability of $44.3 million established for the deferred tax consequences of the difference between the assigned value of the assets acquired and the tax basis of those assets when the Company acquired Pegasus Gold Australia Pty. Ltd. ("PGA" formerly Zapopan N.L.) in 1995. The Company has also recorded a provision of $9.0 million to accrue for future closure and reclamation costs.

PULLALLI

During the third quarter, the Company decided not to develop the Pullalli Project in Chile and reduced the carrying value of its investment to its estimated fair value of $6.1 million. The decision was precipitated by lower gold prices and limited exploration success. The write-down is comprised primarily of costs deferred in connection with development of the reserves, permitting and property and mineral rights.

ZORTMAN

During 1997, the Company has been preparing a new feasibility study designed to reduce the costs of construction of the Zortman Extension Project and is drilling to confirm the economics of mining certain material. Although the final results of the study will not be competed until early 1998, work completed to date has identified certain changes to the original feasibility study. Specifically, metallurgical test work indicates gold recovery from the sulfide and transitional portions of the ore reserve will be lower than previously estimated and that recovery is not as sensitive to product crush size as previously believed. In addition, development and confirmatory drilling has identified additional oxide resources which will be added to reserves. Based on these initial results, the Company estimates that a reduction in total recoverable gold will be only partially offset by any additional oxide reserves identified, and lower capital and operating costs required for the crushing circuit. Estimated net cash flows will be inadequate to recover the remaining carrying value of the property and pay for reclamation and closure of the mine. Accordingly, the Company has recorded a third quarter write-down of $22.4 million.

The cost of residual gold production from existing heap leach pads at Zortman has been steadily increasing in 1997 and the Company now estimates production from the heaps will not be economically feasible after 1997. As a result, the Company has reduced deferred mining inventory, accelerated depreciation on certain related assets, and recorded an additional write-down of $4.5 million.

BEAL MOUNTAIN

At Beal Mountain, the Company's current cost estimates indicate that residual gold recovery beyond 1997 will be uneconomic and as a result, the Company has recorded a write-down of $2.7 million to reduce deferred mining costs and the carrying value of certain equipment. Beal will be in closure effective January 1, 1998.

RESTRUCTURING COSTS

Restructuring and charges include the cost of involuntary employee termination benefits, facility closures, asset dispositions and related costs associated with restructuring activities. Employee termination benefits include severance and outplacement assistance. Asset dispositions include leave terminations and sales costs. Facility closures and related costs include write-downs of property and equipment.

During August, the Company adopted a restructuring plan and recorded a charge of $2.2 million. The restructuring plan resulted in the termination of approximately 90 employees Company-wide, including 35 percent of corporate staff and approximately 7 percent of mine site personnel. Termination benefits totaling $1.6 million have been included in restructuring charges. Termination benefits for mine site personnel had been previously accrued in the sites' estimates for final closure and resulted in no current impact on the Company's net loss for the third quarter of 1997. Most termination benefits have been, or will be, paid in the form of Company common stock. As of September 30, 1997, termination benefits of $1.4 million have been paid. The restructuring charge also includes $0.6 million for lease termination costs, sales tax, and commissions related to the sale of the Company's plane. The sale was completed in October 1997. Total restructuring charges are not expected to differ materially from amounts recorded.

OTHER INCOME (EXPENSE) AND TAXES

Interest and other income increased $0.1 million during the third quarter of 1997 due to the receipt of interest on an income tax refund received during the quarter. For the year to date, interest and other income has decreased $1.2 million as a result of lower average cash and cash equivalent balances. During a portion of 1996, cash and cash equivalents included proceeds from the Company's public offering of six million common shares in January.

Interest expense increased $4.0 million in the third quarter of 1997 and $3.0 million for the year-to-date compared to the same periods in 1996. During the quarter, the Company did not capitalize any interest as steady state production commenced at Mt. Todd, and the Zortman Extension and Pullalli projects were placed on hold. Increased total interest costs associated with higher debt balances have been partially offset by the capitalization of $7.7 million of interest for the year to date, compared to $2.3 million during the third quarter of 1996 and $5.7 million during the first nine months of 1996.

Equity in net income of affiliates is comprised of the Company's proportionate share of earnings from the Emerging Markets Gold Fund ("EMGF") prior to its liquidation in June, and USMX, Inc. ("USMX"), prior to their merger with Dakota Mining Corporation ("Dakota") in May. The Company had no equity investments during the third quarter of 1997.

The net loss on disposition of assets and other for the third quarter represents losses of $6.3 million to write-down impaired investments in Intermin Resources ($2.7 million), Dakota Mining ($2.6 million) and Goldbelt Resources ($1.0 million) to their estimated market values, a $6.2 million loss to mark certain foreign currency contracts to market, and a $0.8 million loss on the sale of equipment at Mt. Todd. For the year-to-date, the loss includes $1.3 million and $3.6 million on the exchange of investments in EMGF and USMX, respectively, offset by a $1.5 million gain on the sale of royalty credits in the Northern Territory of Australia.

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

The increase in the income tax benefit results from the reversal of deferred taxes associated with the write-down of a portion of the acquisition cost of PGA as described above together with amortization of the deferred tax liability associated with the acquisition of Mt. Todd.

ZORTMAN EXTENSION

A favorable Record of Decision ("ROD") and operating permits for the Zortman Extension were granted by the Bureau of Land Management and the Montana Department of Environmental Quality in October 1996. Local Indian tribes and the National Wildlife Federation have appealed the governments' actions to the Interior Board of Land Appeals ("IBLA") and Montana State Court. In June 1997, the IBLA granted a stay of the ROD pending review and decision regarding the appeal. The Company asked for, and has been granted, an expedited review. In the state court action, the Company was not named as a party, and the Montana Supreme Court, on an interlocutory appeal, is reviewing whether the action can proceed without the Company. Although the Company expects a favorable decision upon completion of the appeal process, it is possible that unfavorable decisions could be issued, creating further delays or causing the project to be abandoned. In addition, the Company is preparing a new feasibility study designed to reduce the cost of construction and is performing additional drilling to confirm the economics of mining certain material. If an unfavorable decision on the appeal is received, or the new feasibility study does not reduce the capital spending required, and drilling does not confirm the economic viability of certain material, the Company would be required to write-off some or all of the deferred development costs associated with the project amounting to $7.8 million and accrue a liability of $31.9 million for reclamation and construction of environmental facilities.

QUI TAM LITIGATION

An organization calling itself the North Santiam Watershed Council has instituted a lawsuit in Federal District Court in San Francisco against foreign mining companies with United States operations. The lawsuit alleges that these companies, including Pegasus, had failed to register as foreign agents under the Foreign Agent Registration Act, and that all mining claims and rights received from the federal government by these companies are therefore in violation of the False Claims Act and invalid. The lawsuit will be vigorously contested by the Company and other defendants. At this point, it is impossible to assess the outcome of the lawsuit, although the claims made are unprecedented, and the Company believes they are without merit.

Various lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company. Management believes the disposition of other matters that are pending or asserted will not have a material adverse effect on the financial position of the Company or its results of operations.

GOLD PRICE

Gold prices have eroded significantly during the first nine months of 1997, reaching thirteen-year lows in October. The results of the Company's operations are significantly affected by the market price of gold. Gold prices fluctuate and are affected by numerous factors beyond the Company's control, including demand for precious metals, forward selling by producers, central bank sales and purchases of gold, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and of certain other currencies, interest rates, global or regional political or economic crises and sales of gold by holders in response to such factors. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, private individuals and companies.

The Company's gold price hedging program has, in the past, provided substantial additional revenue. The Company expects to continue to deliver against hedging contracts to generate additional revenue over the remainder of 1997 and into the next few years. In addition, the Company will continue to manage its hedging program by entering into new contracts as opportunities arise. The Company could also close out its hedging contracts to realize the cash value currently.

The price used in estimating the Company's ore reserves at December 31, 1996 was $400 per ounce of gold, except at Mt. Todd which used A$545 per ounce and at Montana Tunnels which used $390 per ounce and certain assumptions regarding other metal prices. Although the Company has realized prices in excess of those used to calculate reserves, current market prices are well below these levels. If the Company determines reserves should be calculated at a significantly lower price than that used at December 31, 1996, there would be a material reduction in gold ore reserves and material write-downs of the Company's investments and/or increased depreciation and amortization charges could be required in the fourth quarter.

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

                     PART II.  OTHER INFORMATION

                         PEGASUS GOLD INC.

Items 2, 4, and 5 of Part II are omitted from this report as inapplicable.

Item 1.  Legal Proceedings

         See Part 1 - Item 1 - "Notes to Consolidated Financial Statements."
         Note 8, Paragraph 5 entitled "Legal Proceedings", which information is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities

         As a result of write-downs recorded in the third quarter of 1997, the Company is in default under the terms of the minimum net worth, interest and funded debt to interest coverage covenants of its $150 million Multi-Currency Reducing Revolving Credit Facility with a syndicate of banks. See discussions in their report under Part
         1 - Item 1 - Note 6 & Notes to Consolidated Financial Statements and
         Part 1 - Item 2 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Item 6.  Exhibits and Reports on From 8-K

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

                                             PEGASUS GOLD INC.
                                             (Registrant)



  Date:  November 14, 1997              By:  /s/  Phillips S. Baker, Jr.
                                             ---------------------------
                                             Phillips S. Baker, Jr.
                                             Vice President, Finance ,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer