Form 10-K
period 1997-12-31
PEGASUS GOLD INC
filed 1998-05-20
CIK 746961

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
     (Mark One)
     /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          OR
     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                                ---------------------
                                ---------------------

                            Commission File Number 0-12207

                                  PEGASUS GOLD INC.
                (Exact name of registrant as specified in its charter)

       PROVINCE OF BRITISH COLUMBIA                          NONE
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

601 W. FIRST AVE., SUITE 1500, SPOKANE, WASHINGTON          99201-3832
     (Address of principle executive offices)               (Zip Code)

                                    (509) 624-4653
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
     COMMON SHARES WITHOUT PAR VALUE              THE TORONTO STOCK EXCHANGE
                                                      MONTREAL EXCHANGE

                                ---------------------
                                ---------------------

           Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------

The aggregate market value of the voting stock held by non affiliates of the registrant on April 30, 1998, based on the closing price of the shares on the Montreal Stock Exchange was approximately C$37.7 million (US$26.3 million).

Common shares outstanding as of April 30, 1998, were 41,834,086.

                                  PEGASUS GOLD INC.
                            FORM 10-K - DECEMBER 31, 1997
                                  TABLE OF CONTENTS

                                                                                  Page
GLOSSARY OF MINING AND FINANCIAL TERMS . . . . . . . . . . . . . . . . . . . . . . .4

Item #                                  PART I

1. & 2. BUSINESS AND PROPERTIES
          INTRODUCTION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
          SUMMARY OF ORE RESERVES. . . . . . . . . . . . . . . . . . . . . . . . . .8
          FLORIDA CANYON MINE. . . . . . . . . . . . . . . . . . . . . . . . . . . 11
          MONTANA TUNNELS MINE . . . . . . . . . . . . . . . . . . . . . . . . . . 13
          DIAMOND HILL MINE. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
          MT. TODD MINE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
          ZORTMAN MINE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
          BEAL MOUNTAIN MINE . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
          BLACK PINE MINE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
          PULLALLI PROJECT . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
          BASIN CREEK Mine . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
          ORTIZ PROJECT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
          SALES AND MARKETING. . . . . . . . . . . . . . . . . . . . . . . . . . . 20
          EXPLORATION AND EVALUATION . . . . . . . . . . . . . . . . . . . . . . . 21
          PROPERTY INTERESTS AND MINING CLAIMS . . . . . . . . . . . . . . . . . . 21
          ENVIRONMENTAL AND REGULATORY MATTERS . . . . . . . . . . . . . . . . . . 22
          INSURANCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
          COMPETITION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
          EMPLOYEES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . 24

     EXECUTIVE OFFICERS OF THE COMPANY . . . . . . . . . . . . . . . . . . . . . . 24

                                       PART II

5.   MARKET FOR THE REGISTRANT'S COMMON SHARES AND
     RELATED SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . 26

6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . 28

8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . 38

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
     DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 66



                                       PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . . . 66

11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 70

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . 77

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . 78

                                       PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . 79


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

Financial information is presented in accordance with accounting principles generally accepted in the United States. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Company, are explained in Note 18 to the Consolidated Financial Statements.

                       GLOSSARY OF MINING AND FINANCIAL TERMS


ADDITIONAL MINERALIZATION - includes all estimates for the quantity and quality of mineral deposits when the specific geologic evidence is sufficient to assume continuity of mineralization at the measured, indicated or inferred level of confidence but when a mine plan has not been used to define the estimate. The estimate must be supported by samples and measurements and by reasonable geo-scientific data.

AGGLOMERATION - mixing of mined ore with lime, cyanide, and cement prior to loading on the heap leach pad.

ASSAY - the tests performed on a sample to determine mineral content.

BACKFILL - waste material used to fill the void created by mining an ore body.

BARREN POND - a holding area containing chemical solution from which the gold and silver have been removed.

CARBON COLUMN CIRCUIT - a process to recover soluble gold and silver values from a sodium-cyanide leaching solution by adsorption onto activated carbon particles.

CASH OPERATING COST PER OUNCE - includes site costs for all mining (except deferred mining and stripping costs), processing, and administration; but does not include royalties, resource taxes, capital, exploration, depreciation, and financing costs. By-product revenues are deducted from total cash costs and divided by payable gold ounces produced to arrive at net cash cost per ounce.

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

     REVERSE CIRCULATION DRILLING - a type of rotary drilling that uses a double-walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit and the drilled chips are flushed-back up to the surface through the center tube of the drill pipe.

ELECTROWINNING - the recovery of metal by electrolysis. An electric current is passed through a solution containing dissolved metals, which causes the metals to be deposited on a cathode.

EXPLORATION - can be divided into three basic categories:
     GRASS ROOTS EXPLORATION - exploration for ore in an area or region that has a permissive environment for the formation of mineral deposits. It is possible that no economic deposits have been previously discovered in that region.

     HEADFRAME EXPLORATION - exploration for a separate ore body along trend of existing mines or known occurrences.

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

MINERAL POTENTIAL (EXPLORATION INFORMATION) - mineral potential includes all estimates for the quantity and quality of mineral deposits within a minable configuration but when the specific geologic evidence is not sufficient to assume continuity of mineralization. The estimate must be supported by samples and measurements and by reasonable geo-scientific (geological, geochemical, geophysical, or other) data.

MINERALIZED MATERIAL - includes mineralized bodies which have been physically delineated by drilling, underground work, surface trenching, etc., and found to contain a sufficient amount of material with an average grade of metal or metals to warrant further exploration expenditures. Mineralized material must be defined by a conceptual mine plan and have established geologic continuity but does not qualify as a proven and probable reserve until final legal, technical, and economic factors have been resolved.

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

TOTAL CASH COST PER OUNCE - includes site costs for all mining (except deferred mining and stripping costs), processing, administration, resource taxes and royalties.

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

The Company's primary business is the mining and processing of gold, and the exploration for and development of gold producing properties. During 1997, the Company operated six mines: five in the western United States and one in the Northern Territory of Australia. In 1998, the Company plans to operate three mines in the western United States. The Company produced 470,000 ounces of gold during 1997 and expects to produce 300,000 ounces of gold in 1998. The Company's mines consist of open-pit and underground operations utilizing a combination of heap leaching and conventional milling facilities to extract gold.

The Company derives all of its revenue from the sale of gold, silver, zinc, lead, and copper. In 1997, sales of gold and other metals were 86 percent and 14 percent of revenues, respectively.

SIGNIFICANT DEVELOPMENTS IN 1997 AND 1998

The results of the Company's operations are significantly affected by the market price of gold. Gold prices fluctuate and are affected by numerous factors beyond the Company's control. During 1997, spot gold prices declined steadily from a high of $370 per ounce in January to a low of $283 per ounce in December and continued to decline reaching an eighteen-year low of $278 per ounce in January 1998. This steady decline, together with other operational and regulatory developments, has substantially worsened the Company's financial position.

In June 1997, the Interior Board of Land Appeals granted a stay of the Record of Decision for the Zortman Extension pending its review and decision regarding appeals filed late in 1996. At current gold prices the project is uneconomic. In March 1998, the Company announced that it will not construct the Zortman Extension Project and that it will proceed with the reclamation of the existing site. (See Note 14 to the Consolidated Financial Statements)

In August 1997, the Company adopted a restructuring plan and terminated approximately 90 employees company-wide, including 35 percent of corporate staff and approximately 7 percent of mine site personnel.

In August 1997, the Company decided not to develop the Pullalli Project in Chile. The decision resulted from lower gold prices and limited exploration success. (See Note 4 to the Consolidated Financial Statements)

In November 1997, the Company suspended operations at its Mt. Todd Mine in the Northern Territory of Australia. The decision to suspend operations and write-down the carrying value was precipitated by results from steady state operations that were considerably worse than feasibility study projections, declining gold prices, and disappointing exploration results. As a result of the write-down, the Company was not in compliance with certain of the restrictive financial covenants under its Revolving Credit Facility (the "Facility"). On December 12, 1997, Pegasus Gold Australia Pty. Ltd. ("PGA") filed for voluntary administration. A voluntary administrator has been appointed and has taken over responsibility for the day-to-day activities of PGA. (See Notes 1, 4 and 6 to the Consolidated Financial Statements)

In December 1997, the Facility's lenders notified the Company that they considered all amounts payable under the Facility to be accelerated, although they did not demand repayment. In January 1998, the Trustee for the Company's 6 1/4 percent Convertible Subordinated Notes ("the Notes") notified the Company that the schedule for payment of the Notes was also accelerated. (See Note 1 to the Consolidated Financial Statements)

On January 16, 1998, Pegasus Gold Inc. and most of its subsidiaries voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing was determined by management and the Board of Directors to be the best course of action to restructure the Company's debt and to protect the long-term needs of the Company's employees and stakeholders. (See Note 1 to the Consolidated Financial Statements)

GOLD PRODUCTION

The table below sets out gold production at each of the Company's mines for the past five years:


                                                               Gold Production
                                                                   (ounces)
         Mine                          1997           1996           1995           1994           1993
---------------------------------------------------------------------------------------------------------
Florida Canyon, Nevada . . . .        163,300        183,200        111,200         91,900        109,200
Montana Tunnels, Montana . . .         78,500         73,000         89,200         80,200         68,900
Diamond Hill, Montana. . . . .         41,700          8,600            ---            ---            ---
Mt. Todd, Australia (1)(3) . .        100,300         62,600         70,000         61,200            ---
Zortman, Montana (4) . . . . .         11,300         37,000        110,900        109,500        108,500
Beal Mountain, Montana (5) . .         30,800         45,000         59,900         61,200         59,300
Black Pine, Idaho. . . . . . .         44,100         87,900        108,500         65,700         66,100
Tanami, Australia (1)(2) . . .            ---            ---            ---         24,700         68,800
Basin Creek, Montana . . . . .            ---            ---            ---            700          2,800
                                      -------        -------        -------        -------        -------
   TOTAL . . . . . . . . . . .        470,000        497,300        549,700        495,100        483,600
                                      -------        -------        -------        -------        -------
                                      -------        -------        -------        -------        -------

--------------------
(1)  Total production.
(2)  Operations ceased April 1994.
(3)  Mine was shut down in November 1997.
(4)  Mining ceased January 1996, operations ceased November 1997.
(5)  Operations ceased December 1997.

SUMMARY OF ORE RESERVES

The proven and probable ore reserves set forth below, and appearing elsewhere in this Form 10-K, reflect estimates of the quantities and grades of mineral deposits which can be economically recovered based on a realized price for gold of $350 per ounce and certain assumptions regarding production costs and other metal prices. Although the Company has carefully prepared and verified these reserves, such figures are estimates. Market price fluctuations of gold as well as increased production costs or reduced recovery rates, may render the mining of ore reserves containing lower grades of mineralization uneconomic. Moreover, short-term factors such as the need for orderly development of ore bodies, or the processing of different grades, could adversely impact operating results in any particular accounting period.

The gold reserves set forth below represent proven and probable ore reserves at each of the Company's properties at December 31, 1997.


                                            Tonnes          Grade    Contained
                 Mine                       (000's)          (g/t)   Ounces (1)
--------------------------------------------------------------------------------
     Florida Canyon. . . . . . . .          39,498           0.69      876,800
     Montana Tunnels . . . . . . .          17,589           0.55      308,000
     Diamond Hill. . . . . . . . .             198           8.10       51,500
                                                                    ----------
        TOTAL. . . . . . . . . . .                                   1,236,300
                                                                    ----------
                                                                    ----------

If ore reserves were calculated based on a realized price for gold of $300 per ounce, using the same assumptions regarding production costs and other metal prices, proven and probable ore reserves at each of the Company's properties at December 31, 1997, would be as follows:

                                            Tonnes          Grade    Contained
                 Mine                       (000's)         (g/t)    Ounces (1)
     ---------------------------------------------------------------------------
     Florida Canyon. . . . . . . .          23,550           0.80      602,200
     Montana Tunnels . . . . . . .          17,589           0.55      308,000
     Diamond Hill. . . . . . . . .             136           9.00       39,200
                                                                    ----------
        TOTAL. . . . . . . . . . .                                     949,400
                                                                    ----------
                                                                    ----------

If ore reserves were calculated based on a realized price for gold of $400 per ounce, using the same assumptions regarding production costs and other metal prices, proven and probable ore reserves at each of the Company's properties at December 31, 1997, would be as follows:

                                            Tonnes          Grade    Contained
                    Mine                    (000's)         (g/t)    Ounces (1)
     ---------------------------------------------------------------------------
     Florida Canyon . . . . . . . . . .     42,188           2.71      967,700
     Montana Tunnels. . . . . . . . . .     17,589           0.55      308,000
     Diamond Hill . . . . . . . . . . .        202           8.05       52,300
                                                                    ----------
        TOTAL . . . . . . . . . . . . .                              1,328,000
                                                                    ----------
                                                                    ----------

--------------------
(1)  Does not reflect gold equivalent ounces in other recoverable metals.

MAP...












     THREE MAPS OF NORTH AMERICA, SOUTH AMERICA, AND AUSTRALIA SHOWING THE LOCATION OF THE COMPANY'S CORPORATE HEADQUARTERS, EXPLORATION OFFICES AND OPERATING MINES.

FLORIDA CANYON MINE

The Florida Canyon Mine is an open-pit, heap leaching operation located in Pershing County approximately 64 kilometers west of Winnemucca, Nevada. Mining operations commenced at the Florida Canyon Mine in September 1986.

OPERATING DATA

The following table contains certain operating statistics for the Florida Canyon
Mine:



                                                              Year Ended December 31,
                                      -------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                        ----           ----           ----           ----           ----
CRUSHED ORE:
Ore mined (tonnes 000's) . . .          9,540         11,440          5,320          4,990          4,990
Average gold grade (g/t) . . .           0.62           0.79           0.84           0.79           0.72
Gold recovery percentage . . .           78.0           78.0           75.0           77.8           76.5

RUN-OF-MINE ORE:
Ore mined (tonnes 000's) . . .          1,250          2,440          2,320          1,540          1,360
Average gold grade (g/t) . . .           0.38           0.35           0.37           0.34           0.38
Gold recovery percentage . . .           45.0           45.0           45.0           47.5           52.4

Stripping ratio. . . . . . . .         2.51:1         1.89:1         1.03:1         1:22:1         0.88:1

Ounces of gold recovered . . .        163,300        183,200        111,200         91,900        109,200
Ounces of silver recovered . .        146,600        104,700         62,600         25,300         37,600

COST PER OUNCE:
Cash operating cost. . . . . .           $311           $250           $254           $254           $215
Royalties and taxes. . . . . .             13             16             13             16             25
Depreciation and amortization             100             77             32             27             47
                                      -------        -------        -------        -------        -------
Total production cost. . . . .           $424           $343           $299           $297           $287
                                      -------        -------        -------        -------        -------
                                      -------        -------        -------        -------        -------

--------------------

GEOLOGY

The Florida Canyon gold/silver deposit is located on the northwestern flanks of the Humboldt Mountain Range. Mineralization is hosted within siltstones and argillites of the Triassic aged Grass Valley Formation. The Florida Canyon ore zones exist within the confluence of north-south striking range from faults and north-east trending structures associated with the Humboldt Structural Trend. Precious metals are contained within large through-going veins and surrounding quartz vein stockworks. Locally, there is strong lithologic control to mineralization with siltstones providing the most favorable depositional environments due to their favorable fracturing characteristics. In this environment, gold bearing hydrothermal solutions ascended along steep feeder structures with mineralization moving laterally into fractured wall rocks.

Much of the Florida Canyon area has been overprinted by late (post-mineral) hydrothermal activity that has produced extensive argillic and alunitic alteration. The presence of disseminated hematite gives much of the deposit area a distinctive red coloration. In the last two years, satellite ore zones have been discovered higher in the range, east of the current mining area.
These occur on parallel structures and are geologically similar to the ore zones currently being mined.

Within the mining area potentially important sulfide mineralization is known to occur beneath and proximal to oxide ore bodies. In general the gold grades of the sulfides are similar to the oxide ores currently being mined. The known sulfide zones are refractory and have not been systematically defined. There are, however, significant tonnages of this mineralization and further work is anticipated to better assess the economics of this resource.

ORE RESERVES

As of December 31, 1997, the Florida Canyon Mine had proven and probable ore reserves of approximately 39.5 million tonnes, grading 0.69 grams of gold per tonne with a stripping ratio of 1.6:1. This reserve is comprised of 26.5 million tonnes of material that will be crushed, agglomerated, and delivered to the heap leach pads, and 13.0 million tonnes that will be delivered to the leach pads as run-of-mine material. Ore to be crushed has an average grade of 0.85 grams of gold per tonne. The average grade of the run-of-mine material is 0.36 grams of gold per tonne. The cut-off grade for each type of material depends on rock type and processing method. Based on current mine plans and existing production rates, the Company expects mining operations to continue for four to five more years. In November 1997, the Company received a favorable Record of Decision on the Environmental Impact Statement required to construct a new leach pad and mine certain of the ore reserves. Additional permitting is required to mine certain portions of the ore body, however management is confident that all necessary permits will be obtained.

MINING AND LEACHING OPERATIONS

Material is mined by conventional open-pit, truck and shovel methods. The lower grade, run-of-mine material is delivered directly to the heap leach pad while higher grade, crushed ore is hauled by truck to the crushing plant. Crushing capacity through the two crushers is approximately 10.0 million tonnes per annum.

Leaching occurs year round by percolating an alkaline solution of dilute sodium cyanide through the heap to dissolve the gold. Gold and silver are recovered from the solution using four carbon absorption gold recovery units, smelted onsite into dore and shipped to an outside refinery for processing into gold and silver bullion.

Mining is performed at a rate of nearly 35 million tonnes per annum. The current estimate of 1998 gold production is 185,000 ounces.

OWNERSHIP ARRANGEMENTS

The Florida Canyon property is comprised of 6,303 hectares, 4,646 hectares of which are unpatented. Approximately 35 percent of the unpatented mining claims are subject to royalties of 2.5 to 5.0 percent of the net-smelter-return and/or 1 to 10 percent of net profits.

MONTANA TUNNELS MINE

The Montana Tunnels Mine is located in Jefferson County, Montana, between Butte and Helena. The mine began production in the spring of 1987.

OPERATING DATA

The following table contains certain operating statistics for the Montana Tunnels Mine:


                                                               Year Ended December 31,
                                    ---------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                        ----           ----           ----           ----           ----
MILLED ORE:
Ore milled (tonnes 000's). . .          4,668          4,961          5,100          4,720          4,170
Stripping ratio. . . . . . . .          1.1:1          3.0:1          3.0:1          4.1:1          3.8:1
Average gold grade (g/t) . . .           0.67           0.57           0.70           0.65           0.58
Average silver grade (g/t) . .           5.89          11.57          10.76          10.97          15.08
Average percent lead . . . . .           0.16           0.23           0.20           0.24           0.20
Average percent zinc . . . . .           0.39           0.55           0.58           0.56           0.52
Gold recovery percentage . . .             86             84             85             85             84
Silver recovery percentage . .             80             76             76             76             75
Lead recovery percentage . . .             91             90             88             88             88
Zinc recovery percentage . . .             90             86             85             86             88
Ounces of gold recovered . . .         78,500         73,000         89,200         80,200         68,900
Ounces of silver recovered . .        785,400        916,400      1,073,200      1,085,700      1,401,100
Tons of lead recovered . . . .          8,500          7,000          7,400          9,400          7,000
Tons of zinc recovered . . . .         20,900         18,300         21,600         19,800         18,000

COST PER OUNCE:
Cash operating cost (1). . . .           $225           $254           $148           $140           $143
Royalties and taxes. . . . . .             34             41             41             44             48
Depreciation and amortization             149            177            139            135            121
                                    ---------      ---------      ---------      ---------      ---------
Total production cost. . . . .           $408           $472           $328           $319           $312
                                    ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------


--------------------
(1)  Net of by-product credits

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

Mineralization includes pyrite, sphalerite, galena, minor chalcopyrite, and rare electrum accompanied by a gangue of manganocalcite, siderite, and minor quartz. The sulfides occur as disseminations in the breccia matrix and as widely spaced multidirectional veinlets. Gold occurs as electrum and as inclusions in pyrite, sphalerite, and galena. Silver is present mainly in galena and as silver sulfides. Much of the mineralization has been mechanically mixed by post-mineral diatrene activity.

ORE RESERVES

As of December 31, 1997, Montana Tunnels had proven and probable ore reserves of approximately 17.6 million tonnes, grading 0.55 grams of gold, 10.63 grams of silver, 0.20 percent lead and 0.60 percent zinc (average gold equivalent grade of 1.01 grams per tonne). Ore reserves were determined using a cut-off grade of
0.62 grams of gold equivalent per tonne which results in a stripping ratio of 2.37:1. At present production rates, reserves are sufficient for a 2.5 year mine life.

MINING AND PROCESSING OPERATIONS

Montana Tunnels is a conventional, open-pit mining operation consisting of drilling, blasting, loading, and truck haulage to carry ore to the crusher and waste to the dump. Ore is treated by conventional crushing, then autogenous and ball mill grinding followed by sequential lead-zinc flotation. Lead and zinc concentrates are cleaned in further flotation steps and shipped by truck, rail, or ship and sold to various smelters. A gravity circuit recovers approximately 26 percent of the recovered gold and a small percentage of the silver. This product is smelted onsite to produce dore and shipped to an outside refinery for processing into gold and silver bullion. The current estimate of 1998 gold production is 75,000 ounces.

OWNERSHIP ARRANGEMENTS

The Montana Tunnels property is comprised of 3,490 hectares, 1,900 hectares of which are unpatented.

DIAMOND HILL MINE

Diamond Hill, a satellite operation of Montana Tunnels, is an underground operation in Broadwater County, Montana. Production from Diamond Hill began in the third quarter of 1996.

OPERATING DATA

The following table contains certain operating statistics for the Diamond Hill
Mine:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1997           1996
                                                      ----           ----
    MILLED ORE:
    Ore milled (tonnes 000's). . . . . . . .            155             46
    Average gold grade (g/t) . . . . . . . .           9.07           7.28
    Gold recovery percentage . . . . . . . .             90             86
    Ounces of gold recovered . . . . . . . .         41,700          8,600
    Ounces of silver recovered . . . . . . .         10,600          5,100

    COST PER OUNCE:
    Cash operating cost (1). . . . . . . . .           $251           $284
    Royalties and taxes. . . . . . . . . . .             10             19
    Depreciation and amortization. . . . . .             47             70
                                                   --------       --------
    Total production cost. . . . . . . . . .           $308           $373
                                                   --------       --------
                                                   --------       --------

--------------------
(1)  Net of by-product credits

GEOLOGY

Gold mineralization at Diamond Hill is hosted within a clustering of near vertical, pipe-like skarn bodies formed in mafic volcanic rocks. Ore zones are high grade, have sharply defined and narrow alteration envelopes and are of great vertical extent. The known mineralized skarn zones are concentrated on the north end of a major structural zone that has been traced for approximately three kilometers to the south. Recent exploration has significantly expanded the ore zones to depth and current work shows promise to significantly increase reserves in the immediate mine area. Pegasus controls a sizable land package and exploration is underway to explore the permissive mineralized structural trend to the north and south of the mine area. Targets include additional gold skarns, high-grade vein systems and porphyry related mineralization.

ORE RESERVES

As of December 31, 1997, Diamond Hill had proven and probable ore reserves of approximately 0.2 million tonnes, grading 8.1 grams of gold per tonne. The majority of the gold resource at Diamond Hill is carried as mineralized material or additional mineralization and not upgraded to reserve status until close-spaced drilling is achieved and an actual stope plan is completed. For this reason only a small portion of the gold resource that has been identified through exploration is classified as a minable reserve at any one time.

MINING AND PROCESSING OPERATIONS

Diamond Hill is a small underground mining operation. Mining is conducted by a contract miner using conventional equipment. Underground access is via a ramp which spirals down in a modified figure eight configuration. Ore is mined by sub-level stoping. The vertical distance between sub-levels is approximately 18 meters. Ore is hauled to the surface then hauled 110 kilometers by truck to the Montana Tunnels mill for batch processing. The current estimate of 1998 gold production is 40,000 ounces.

OWNERSHIP ARRANGEMENTS

The Diamond Hill property is composed of 1,300 hectares, 1,180 of which are unpatented. The property is subject to a 15 percent net profits royalty interest in favor of Broadwater Development after payback of certain development costs. Based on current mine plans, estimates of mineralization, mining and processing costs, and metal prices, it is not anticipated that payback, as defined in the agreement, will occur. Some of the unpatented mining claims are subject to royalties of 0.5 percent to 3.0 percent of the net-smelter-return.

MT. TODD MINE

The Mt. Todd Mine is located in the Northern Territory of Australia, approximately 230 kilometers south of Darwin and 61 kilometers northwest of Katherine.

The mine was developed in two phases. Phase I which began in March 1993, consisted of a three-stage crushing, agglomeration, and heap leach process which produced approximately 65,000 ounces of gold per year. Construction of the Phase I expansion, completed in November 1994, increased the throughput capacity from 4.0 million tonnes per year to 6.0 million tonnes per year. Ore additions to the heap ceased in August 1996, at which time waste stripping and ore stockpiling for Phase II operations commenced.

Construction of Phase II began in late 1995 and was completed in March 1997. Phase II includes a mill, crushing plant expansion to four stages, flotation, CIL, and associated infrastructure including an onsite natural gas-turbine power generation plant. The first sustained period of steady state operations was achieved during the third quarter of 1997. As a result of considerably worse than feasibility performance, lower gold prices and disappointing exploration results, operations were suspended in November 1997 and the mine placed on care and maintenance.

OPERATING DATA

The following table contains certain operating statistics for the Mt. Todd Mine:


                                                                  Year Ended December 31,
                                                        ----------------------------------------
                                                            1997           1996           1995
                                                            ----           ----           ----
          Ore mined (tonnes 000's) . . . . . . . .          2,610          4,000          5,040
          Stripping ratio. . . . . . . . . . . . .         2.94:1         3.23:1         1.19:1
          Average gold grade (g/t) . . . . . . . .           1.29           0.99           1.02
          Gold recovery percentage (1) . . . . . .           74.4           55.0           55.0
          Ounces of gold recovered (2) . . . . . .        100,300         62,600         70,000
          Ounces of silver recovered . . . . . . .         12,000            ---            ---

          COST PER OUNCE:
          Cash operating cost. . . . . . . . . . .           $338           $370           $346
          Royalties and taxes. . . . . . . . . . .            ---              1            ---
          Depreciation and amortization. . . . . .            142            182             68
                                                         --------       --------       --------
          Total production cost. . . . . . . . . .           $480           $553           $414
                                                         --------       --------       --------
                                                         --------       --------       --------


--------------------
(1) Recovery percentage in 1997 is from Phase II milling facilities; 1996 and 1995 recovery is from heap leach operations.
(2)  Pegasus' share was 54,500 ounces in 1995.

CURRENT STATUS

The mine was shut down in November. A voluntary administrator for PGA was appointed on December 12, 1997, and has assumed control of the day-to-day operations of the mine. (See "Property Write-downs, Management's Discussion and Analysis").

MINING AND MINERAL PROCESSING OPERATIONS

Mining at Mt. Todd was carried out by open-pit methods using conventional equipment. During Phase I, heap leach ore was crushed, agglomerated, and stacked on a leach pad. Although pad loading ceased in August 1996, residual production continued during 1997. Gold was extracted from the ore by percolating a weak cyanide solution through the ore on the heap. Solution was pumped to a recovery plant where the gold was adsorbed onto activated carbon and then precipitated onto steel wool cathodes. The cathodes were smelted onsite into dore, which was shipped offsite for refinement into gold bullion.

Phase II expanded the existing crushing plant at Mt. Todd by adding a parallel circuit enabling the mine to crush 8.0 million tonnes per year. A fourth stage of crushing was added to further reduce ore size. Crushed ore was fed to grinding mills and ground to 150 microns. Material was then leached in a standard carbon-in-pulp circuit. Carbon stripping, electrowinning, and dore refining were done in a common facility onsite. Dore was shipped to a commercial refiner for refinement into gold bullion. Gold recovery after leaching has averaged 74 percent. A mining contractor was used at Mt. Todd.

OWNERSHIP ARRANGEMENTS

The Mt. Todd property consists of 132,850 hectares of mineral leases including 127,460 hectares which are held under various exploration licenses and mineral claims. The leases are subject to a royalty of 18 percent of the gross profit from operations, less substantial adjustments for exploration and capital expenditures.

ZORTMAN MINE

The Zortman Mine is located in Phillips County in north central Montana, approximately 80 kilometers southwest of Malta. Mine operations commenced in 1979 and mining ceased in January 1996.

The Final Environmental Impact Statement ("EIS") for an extension of mining to the Zortman deposit was issued in March 1996. A favorable Record of Decision ("ROD") and operating permits were granted in October 1996. The ROD was subsequently appealed by local Indian tribal groups and the National Wildlife Federation to both the Interior Board of Land Appeals ("IBLA") and the Montana State Court. In June 1997, the IBLA granted a stay pending its review and decision regarding the appeal.

OPERATING DATA

The following table contains certain operating statistics for the Zortman Mine:


                                                                   Year Ended December 31,
                                      -------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                        ----           ----           ----           ----           ----
Run-of-Mine Ore:
Ore mined (tonnes 000's) . . .            ---            130          9,090         13,430         11,340
Stripping ratio. . . . . . . .            ---         1.50:1         0.77:1         0.74:1         0.67:1
Average gold grade (g/t) . . .            ---           0.52           0.72           0.58           0.58
Gold recovery percentage . . .            ---           55.0           55.0           55.0           55.0
Ounces of gold recovered . . .         11,300         37,000        110,900        109,500        108,500
Ounces of silver recovered . .         19,500        129,800        500,500        461,200        535,700

COST PER OUNCE:
Cash operating cost. . . . . .           $328           $304           $262           $304           $257
Royalties and taxes. . . . . .             15             18             21             29             18
Depreciation and amortization             160            122            101             55             50
                                     --------       --------       --------       --------      ---------
Total production cost. . . . .           $503           $444           $384           $388           $325
                                     --------       --------       --------       --------      ---------
                                     --------       --------       --------       --------      ---------

--------------------

CURRENT STATUS

In March 1998, the Company decided not to construct the Zortman Extension Project. At current gold prices, the project is not economic. The Company will proceed with all planned reclamation work at the existing site. (See "Property Write-downs Management's Discussion and Analysis").

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

OWNERSHIP ARRANGEMENTS

The Zortman property is comprised of 6,630 hectares, 5,940 hectares of which are unpatented. Some of the unpatented mining claims are subject to royalties of 2 to 3 percent of the net-smelter-return.

BEAL MOUNTAIN MINE

The Beal Mountain Mine ("Beal") is located in Silver Bow County, approximately 26 kilometers west of Butte, Montana. Gold production commenced at the Beal in May 1989.

OPERATING DATA

The following table contains certain operating statistics for the Beal Mountain
Mine:


                                                                   Year Ended December 31,
                                     --------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                        ----           ----           ----           ----           ----
Run-of-Mine Ore:
Ore mined (tonnes 000's) . . .            670          1,720          1,490          1,630          1,540
Stripping ratio. . . . . . . .         5.47:1         1.20:1         0.79:1         0.81:1         0.89:1
Average gold grade (g/t) . . .           1.91           1.45           1.72           1.68           1.78
Gold recovery percentage . . .           69.0           66.0           70.0           70.0           70.0
Ounces of gold recovered . . .         30,800         45,000         59,900         61,200         59,300
Ounces of silver recovered . .          4,900          7,800         10,200          8,700          8,600

COST PER OUNCE:
Cash operating cost. . . . . .           $289           $339           $262           $236           $193
Royalties and taxes. . . . . .             31             26             34             30             28
Depreciation and amortization              87            159             87            106             93
                                       ------         ------         ------         ------         ------
Total production cost. . . . .           $407           $524           $383           $372           $314
                                       ------         ------         ------         ------         ------
                                       ------         ------         ------         ------         ------


--------------------

CURRENT STATUS

Ore reserves were depleted and mining operations were completed at Beal in the fourth quarter of 1997. Reclamation and closure activities have commenced.

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

BLACK PINE MINE

The Black Pine Mine is located 109 kilometers southeast of Burley, Idaho, in Cassia County. Mining and processing operations began in December 1991.

OPERATING DATA

The following table contains certain operating statistics for the Black Pine
Mine:


                                                             Year Ended December 31,
                                     --------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                        ----           ----           ----           ----           ----
Run-of-Mine Ore:
Ore mined (tonnes 000's) . . .          2,650          8,730          7,050          5,810          3,270
Stripping ratio. . . . . . . .         2.43:1         0.98:1         1.16:1         1.16:1         1.30:1
Average gold grade (g/t) . . .           0.55           0.52           0.72           0.69           0.82
Gold recovery percentage . . .           61.0           60.0           59.0           54.0           80.0
Ounces of gold recovered . . .         44,100         87,900        108,500         65,700         66,100
Ounces of silver recovered . .         16,200         31,000         59,300         39,100         28,600

COST PER OUNCE:
Cash operating cost. . . . . .           $276           $258           $248           $300           $235
Royalties and taxes. . . . . .             20             27             25             18             29
Depreciation and amortization              12             35             40             53             83
                                     --------       --------       --------       --------       --------
Total production cost. . . . .           $308           $320           $313           $371           $347
                                     --------       --------       --------       --------       --------
                                     --------       --------       --------       --------       --------

--------------------

CURRENT STATUS

Ore reserves at Black Pine were depleted in the fourth quarter of 1997. Residual production from the heap leach pad will continue into 1998, and reclamation and closure activities will commence in 1998.

OWNERSHIP ARRANGEMENTS

The Black Pine property consists of approximately 6,280 hectares, which includes 1,660 hectares of land held under state and federal leases. All land in the proximity of mining areas is subject to a variable royalty which is approximately 6 percent of revenue when gold is $400 per ounce.

PULLALLI PROJECT

The Pullalli Project is situated 160 kilometers northwest of Santiago, Chile, at a relatively low elevation, close to the Pan-American Highway and other infrastructure.

CURRENT STATUS

The Company completed a final feasibility study for the development of the Pullalli open-pit gold mine in 1995. Detailed engineering was completed in 1996. However, due to limited exploration success and the current weak gold market, the Company has decided not to develop the project. The Company is evaluating alternatives to dispose of the project, including conducting an auction scheduled for May 22, 1998.

GEOLOGY

The Pullalli area consists of gold mineralization mostly controlled by a series of northeast-striking structures in a complex of rhyolite, meta-sedimentary and meta-volcanic rocks along the flanks of a rhyolite intrusive complex. The gold mineralization is enhanced by north-trending dikes and structural intersections. The higher-grade gold mineralization is associated with large quartz lenses and veins locally surrounded by strong quartz-sericite alteration.

OWNERSHIP ARRANGEMENTS

The Company controls approximately 8,000 hectares, 5,600 hectares of which contain the reserve area. The Company acquired the mineral rights under four primary option agreements. The surface rights for the project belong to the Cooperative of Pullalli, owned by more than 100 holders. An agreement for leasing the surface rights for the mine operation is in place.

BASIN CREEK MINE

The Basin Creek Mine is located in Lewis and Clark and Jefferson counties in southwestern Montana, approximately 29 kilometers southwest of Helena. The mine began production in June 1988 and was acquired by the Company in June 1989.

CURRENT STATUS

The Basin Creek Mine was shut down in early 1991 and placed on care and maintenance status.

Full closure of the mine commenced in 1995. During 1997, the Company spent $0.1 million on reclamation at Basin Creek. Reclamation expenditures for 1998 are estimated at $0.9 million and final closure is expected to occur in 1999.

OWNERSHIP ARRANGEMENTS

The Basin Creek property is comprised of approximately 2,130 hectares, of which 490 hectares are patented.

ORTIZ PROJECT

The Ortiz Project is located in the historical Ortiz Mine Grant, approximately 25 miles northeast of Albuquerque, New Mexico.

CURRENT STATUS

The Ortiz Project is a joint venture between the Company and LAC Minerals (USA), Inc., ("LAC"). LAC is overseeing the final closure of the Project. Under an agreement reached with LAC in 1995, the Company has agreed to share equally in all reclamation costs in excess of $12.0 million. In February 1997, the Company was informed that the reclamation costs would exceed $12.0 million. During 1997, the Company paid $1.0 million for its share of reclamation costs at the Ortiz Project.

SALES AND MARKETING

REFINING AND MARKETING

The Company's mines produce dore which is processed by Handy and Harman in South Windsor, Connecticut. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable. Lead concentrate produced at Montana Tunnels is shipped to ASARCO in East Helena, Montana. Zinc concentrate produced at Montana Tunnels is shipped to Cominco Ltd. in Trail, British Columbia, and to Dowa Mining Co., Ltd. in Akita, Japan. The pyrite concentrate produced at Diamond Hill and processed at Montana Tunnels is currently being marketed.

The majority of the Company's sales are delivered against contracts with a small number of metals brokers, refiners, and smelters. Due to the nature of the precious metals market, the Company is not dependent on its significant customers to provide a market for its refined gold and silver. However, if the Company had to replace the smelters to which zinc, lead, and pyrite concentrates are shipped, the additional transportation costs could be considerable.

HEDGING PROGRAM

The Company traditionally has used a variety of techniques to manage exposures to price fluctuations, and movements in interest and foreign currency exchange rates. The Company reduced its exposure by creating offsetting positions through the use of derivative financial instruments and established a control environment which includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative instrument activities.

All of the Company's gold and other hedge contracts, including foreign exchange contracts, were closed out during December 1997 and January 1998, in response to a demand by certain of the Company's lenders. The termination of the Australian dollar hedges generated a loss during the fourth quarter. Certain lenders notified the Company that they have exercised their right to set-off proceeds from the termination of gold contracts against a portion of the foreign currency losses and balances owing under the Facility. The remaining foreign currency losses have not been settled with the financial institutions.

For more information about the Company's financial instruments and hedging programs see Note 13 to the Consolidated Financial Statements.

EXPLORATION AND EVALUATION

The Company currently conducts a limited generative exploration program in Central and South America and Mexico. The focus is on gold properties and polymetallic deposits with a majority gold component. A strong exploration emphasis is being given to the mine sites where there is excellent potential to increase the reserve base over the short term. In addition, the Company pursues aggressive exploration programs at its operating mines.

Exploration activities are headquartered in Spokane, Washington, with work currently focused in Mexico, Central America and Southern Argentina. As necessary, temporary field offices are maintained to support reconnaissance activities and detailed field programs. To better assure maximum budget efficiency, the department emphasis is on quality control and a phased exploration approach. The Company has exploration properties in Argentina, Brazil, and Guyana that are under joint venture with other companies. In all cases, these companies are earning in through cash payments and work commitments as operators of the properties.

The Company spent $10.1 million on exploration and evaluation activities in 1997, including $6.5 million which was expensed and $3.6 million of development costs capitalized to mine site operations. International exploration totaled $6.6 million, including $1.8 million in Panama, $1.6 million in Australia, $1.2 million in Chile, $1.2 million in Brazil, $0.6 million in Argentina and $0.2 million on other international projects. United States exploration totaled $3.5 million, including $2.3 million around U.S. mines. Expenditures for evaluation of business opportunities globally totaled $2.3 million. For 1998, the exploration, development and evaluation budget is $4.3 million, $3.9 million of which is expected to be expensed. Actual expenditures will vary depending on the results of exploration activities at exploration properties and operating mines and because of the anticipated acquisition of new properties.

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

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While the Company performs a portion of the required work concurrently with mining and processing operations, the majority occurs once such operations are completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. The Company ratably accrues and expenses the total estimated cost to complete reclamation over the remaining life of each mine. In Montana, Idaho, and Nevada, the Company posts reclamation bonds as security to cover the estimated costs of such reclamation as required by permit. To the extent the Company is unable to provide adequate bonding or other financial security, its ability to maintain its permits at operating sites may be jeopardized. Because of the Company's financial situation, there can be no assurance that bonding will continue to be available at a reasonable cost.

A total of $6.5 million was spent during 1997 for capital improvements associated with environmental projects, an additional $1.7 million was spent to manage and operate environmental programs for the protection of water, air, and wildlife resources, and $11.7 million to perform reclamation and closure activities.

For more information regarding the Company's reclamation programs, see Note 14 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Protection."

PERMITTING

Permitting is a continuing process, and as the Company expands operations at existing mine sites, it regularly amends its existing permits and obtains new permits. The Company believes it has obtained all permits necessary for its current operations. The Florida Canyon Mine requires additional permits before all probable reserves can be mined. Although management is confident that these permits will be obtained, the inability to obtain permits in the future could reduce the mine life.

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

EMPLOYEES

As of December 31, 1997, the Company employed 606 persons. At some mines, the Company engages mining contractors in addition to its own employees.

                                  LEGAL PROCEEDINGS

See Note 14 to the Consolidated Financial Statements.



                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 1997.



                          EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages, as of April 30, 1998, of each of the present executive officers of the Company together with the principal positions and offices with the Company held by each. Executive officers are appointed annually by the Board of Directors to serve for the ensuing year or until their successors have been appointed. No officer is related to any other by blood, marriage, or adoption.



     NAME                              AGE                POSITION
     ----                              ---                --------
Werner G. Nennecker. . . . . . . . .   44  ...  President, Chief Executive Officer and Director

Michael L. Clark . . . . . . . . . .   53  ...  Senior Vice President, Chief Operating Officer

Robert A. Lonergan . . . . . . . . .   53  ...  Senior Vice President, General Counsel and Corporate
                                                Secretary

Michelle G. Viau . . . . . . . . . .   41  ...  Vice President, Finance and Chief Financial Officer

Thomas H. Burkhart . . . . . . . . .   48  ...  Vice President, Exploration

John W. Pearson. . . . . . . . . . .   39  ...  Vice President, Investor and Public Relations


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

MICHAEL L. CLARK joined the Company in April 1997 as Senior Vice President and Chief Operating Officer. Mr. Clark has over 30 years of experience and previously held the position of Executive Vice President and Chief Operating Officer with Pegasus from August 1986 to April 1992. Mr. Clark is a seasoned international mining executive with senior management, mine development and hands-on operating experience with both open pit and underground mines. Mr. Clark oversaw the Company's operations during its significant growth years in the late 1980's and early 1990's. Most recently he was Chief Operating Officer and Senior Vice President of Coeur D'Alene Mines.

ROBERT A. LONERGAN joined the Company in June 1995, as Vice President, General Counsel and Corporate Secretary. He was appointed Senior Vice President in November 1997. Mr. Lonergan has more than 22 years experience in the legal field, primarily working on issues relating to environmental compliance, mergers and acquisitions, and business litigation. He began his career at Cadwalader, Wickersham & Taft in New York; from 1990 to 1993, Mr. Lonergan was Vice President, General Counsel, Secretary and a member of the Board of Directors of Kennecott Corporation of Salt Lake City, Utah. From 1994 until June 1995, Mr. Lonergan was an adjunct faculty member of the University of Utah and affiliated with the firm of Woodbury and Kesler.

MICHELLE G. VIAU joined the Company in October 1984 and was appointed Vice President, Finance and Chief Financial Officer in February 1998. From February 1996 to February 1998, Mrs. Viau was the Company's Treasurer; from December 1992 to December 1996, she was the Controller, from November 1987 to December 1992, she was the Assistant Controller, and from October 1984 to October 1987, she held the position of Tax Manager. Mrs. Viau has been a Certified Public Accountant since 1980. Prior to her employment with the Company, Mrs. Viau worked as a public accountant for Coopers & Lybrand.

THOMAS H. BURKHART joined the Company in May 1983, as Project Manager at Florida Canyon Mine. Subsequently, Mr. Burkhart held the positions of Senior Geologist
- Western U.S., District Geologist - Pacific Northwest, Regional Manager - Great Basin District, General Manager - Argentina, and Director of Exploration. Beginning in August 1997, Mr. Burkhart has held the position of Vice President, Exploration. Prior to joining Pegasus, Mr. Burkhart worked as an exploration geologist in the Western U.S. for Homestake Mining, Cyprus Minerals and Gulf Mineral Resources.

JOHN W. PEARSON joined the Company in October 1994 as Director, Investor Relations. He was appointed Vice President of Investor and Public Relations in October 1997. Mr. Pearson has in excess of 17 years of experience in the mining industry which includes extensive experience in the field of investor relations complemented by his geological expertise and six years of field experience in exploration. Prior to joining Pegasus, Mr. Pearson held positions in both Investor and Public Relations with a number of multi-national resource companies including LAC Minerals Ltd.

                                      PART II

                    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                             RELATED STOCKHOLDER MATTERS

The Company's common shares are traded on the Montreal Exchange under the symbol "PGU." As of April 30, 1998, the common shares were held by approximately 3,184 registered shareholders. On January 16, 1998, the Company was informed that its shares would be delisted from the American Stock Exchange. On January 22, 1998, the Toronto Stock Exchange suspended trading in the Company's common shares.

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



                                  American Stock          Toronto Stock
                                     Exchange               Exchange             Gold Prices (1)
                                  (U.S. Dollars)       (Canadian Dollars)        (U.S. Dollars)
                                ------------------     -------------------     -------------------
                                  High        Low         High         Low        High        Low
                                -------    -------      -------    -------     -------     -------
 1997 First Quarter               $8.88      $6.88       $11.95      $9.40     $366.65     $337.70
      Second Quarter               8.13       6.06        11.15       8.30      351.05      334.55
      Third Quarter                6.25       4.19         8.50       5.85      333.70      317.30
      Fourth Quarter               6.13       0.38         8.20       0.50      337.15      283.00

 1996 First Quarter              $17.88     $13.50       $24.30     $18.38     $414.80     $389.15
      Second Quarter              16.63      12.00        22.45      16.20      396.30      382.00
      Third Quarter               13.13       9.75        17.90      13.45      389.75      379.00
      Fourth Quarter              11.38       7.50        15.30      10.30      383.60      367.40



---------------------------------------
(1)  London PM Fixing

Because of cash flow requirements for major project development, the Company did not declare a dividend in 1997, 1996, or 1995.

                               SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                                     Year Ended December 31,
                                              ---------------------------------------------------------------------
                                                 1997           1996           1995           1994           1993
(In Thousands, Except Per Share)
Income Statement Data:
     Sales . . . . . . . . . . . . . . .       $226,463       $239,720       $255,579       $233,648       $215,187
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------
     Income (loss) before income
     taxes . . . . . . . . . . . . . . .      ($557,434)     ($ 21,413)      ($ 3,532)     ($ 61,318)      $ 11,757
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

Net income (loss). . . . . . . . . . . .      ($512,832)     ($ 21,603)      ($ 2,953)     ($ 58,735)      $  9,993
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

Net income (loss) per common
share. . . . . . . . . . . . . . . . . .      ($  12.04)      ($  0.53)      ($  0.08)     ($   1.69)      $   0.30
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

Cash dividends per common share. . . . .       $   0.00        $  0.00        $  0.00       $   0.00       $   0.10
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------


                                                                     Year Ended December 31,
                                              ---------------------------------------------------------------------
                                                 1997           1996           1995           1994           1993
                                                 ----           ----           ----           ----           ----
Balance Sheet Data:
     Cash and short-term
     investments . . . . . . . . . . . .       $ 22,638       $  8,566       $ 52,990       $ 89,316       $149,313

     Total assets. . . . . . . . . . . .       $201,722       $754,208       $580,241       $453,279       $495,233

     Long-term debt (1). . . . . . . . .       $225,831       $241,178       $159,625       $ 58,189       $ 66,735

Shareholder's equity (deficit) . . . . .      ($155,777)      $363,277       $288,704       $292,342       $341,997


------------------------------
(1) Includes short-term portion, capital lease obligations, and convertible debt (see Notes 8 and 9 to the Consolidated Financial Statements).

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCING, CAPITAL INVESTMENT AND LIQUIDITY

OVERVIEW

On January 16, 1998, the Company and most of its subsidiaries voluntarily filed in Reno, Nevada to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the reorganization of the Company's businesses and the restructuring of its debt. A number of factors led to that decision.

After an internal review of the Mt. Todd Mine, the Company determined in November 1997 that continued mining of the Mt. Todd ore reserve (the primary asset of the Company's Australian subsidiary, Pegasus Gold Australia Pty. Ltd. ("PGA")), was uneconomic at then-current metal prices and operating costs. As a result, the Company suspended operations at Mt. Todd and placed the mine on care and maintenance.

In December, the Company determined that it was not in the best interest of all stakeholders to fund significant operating losses at Mt. Todd and a voluntary administrator ("VA") was appointed to manage the restructuring of the debts of PGA, resulting in the VA assuming day-to-day control of the operations of PGA. The Company has excluded PGA's results from the Consolidated Statements of Operations and Cash Flows since December 12, 1997. The assets and liabilities of PGA are similarly excluded from the Consolidated Balance Sheet.

After the large write-down at Mt. Todd in the third quarter of 1997, the Company was in default under certain restrictive covenants of its $150 million Multi-currency Reducing Revolving Credit Facility (the "Facility") and negotiations were commenced with the lenders to restructure the Facility. In late December 1997 and early January 1998, members of the bank group exercised their rights to monetize hedge contracts held by bank group counterparties and set-off proceeds of $55.8 million against outstanding fees, advances, and guarantees under the Facility. At the same time, the lenders notified the Company that they considered all amounts payable under the Facility to be accelerated, although they did not demand repayment. Also in January 1998, the Trustee for the Company's 6 1/4 percent Convertible Subordinated Notes ("the Notes") notified the Company that the schedule for payment of the Notes was also accelerated. With the closure of the Mt. Todd Mine and the decline in the gold price to 18-year lows, the Company determined that sufficient cash flows could not be generated to service its debt, and voluntary bankruptcy petitions were filed for the Company and most of its subsidiaries.

OPERATING ACTIVITIES

In 1997, operating activities generated cash flow of $25.8 million compared to $19.7 million during 1996 ($43.2 million in 1995). Increased cash flow is attributable to favorable changes in working capital accounts, primarily inventory and accounts receivable, partially offset by a reduction in accounts payable. The decrease in accounts receivable is attributable to decreased production, the deconsolidation of the accounts of PGA, and quicker turnover of accounts receivable compared to 1996. Cash flow from operations before working capital changes for 1997 was $7.9 million, compared to $38.0 million a year ago, due to lower production, lower realized prices, and higher cash costs.

INVESTING ACTIVITIES

During 1997, the Company invested $65.1 million in capital additions and received $1.5 million from the disposition of investments. In 1996, the Company invested $233.9 million in capital additions and $8.6 million on investments and received $28.7 million from the sale of short-term and other investments and $3.9 million from the sale of exploration leases in Australia. In 1995, the Company invested $105.3 million to acquire the minority interest in PGA, $51.9 million on capital additions, and $22.1 million on short-term and other investments.

The Company spent $211.1 million in capital additions at Mt. Todd over the last two years in order to complete the Phase II facilities at the site. Included in the total is $17.0 million of interest on the Company's long-term borrowings that has been capitalized to the project.

The Company expects to spend $4.4 million in 1998 on capital additions at operating mines and development projects, including approximately $3.9 million on mine site operations.

FINANCING ACTIVITIES

In 1997, the Company borrowed $39.4 million under its Facility, received $0.9 million from common shares issued to the Company's Employee Savings Plan and for stock option exercises, and made payments of $3.5 million on capital lease obligations. The Company also received $48.4 million in proceeds from forward contract closeouts and paid $2.4 million against foreign currency contract losses. The $29.4 million in repayments of long-term debt was generated by the closeout of hedge contracts, which were then set-off against advances owing under the Facility. During 1996, the Company raised $91.2 million from the offering of 6.0 million common shares in Canada and the United States, shares issued to the Company's Employees Savings Plan, and for stock option exercises; borrowed $97.0 million under the Facility, and made payments on outstanding long-term debt and capital leases amounting to $22.3 million. In 1995, the Company raised $2.1 million from the issuance of common shares, received proceeds of $117.2 million (net of costs) on long-term debt issuance and made payments on outstanding long-term debt amounting to $44.5 million.

LIQUIDITY

Subject to the outcome of the bankruptcy proceedings, the Company believes that the $22.6 million of cash and cash equivalents on hand at December 31, 1997, together with $9.3 million received from hedge closeouts in January 1998, will be adequate to meet its cash requirements through 1998. In addition, the Company believes that it could obtain a Debtor-In-Possession financing facility if necessary. However, operating activities are subject to certain risks that could materially impact available cash.

As of December 31, 1997, the Company has a shareholder's deficit of $155.8 million and negative working capital of $136.8 million. Further, the Company has limited access to additional sources of financing as a result of filing for protection under Chapter 11. The ability of the Company to continue as a going concern is dependent upon the successful restructuring of the Company's obligations and the redeployment of existing assets, neither of which can be guaranteed.

The Company expects to continue operating its three producing mines while various alternatives are evaluated. These alternatives could include the sale or refinancing of the Company's existing investments in producing mines. External advisers have been retained by the Company to assist in the preparation of a Plan of Reorganization which the Company expects to submit to the Bankruptcy Court during the second half of 1998. There can be no assurance that the Company will be successful in formulating a plan which will be accepted by the Bankruptcy Court or the Company's creditors.

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 1997, the Company recorded a net loss of $512.8 million, or $12.40 per share, compared to a net loss of $21.6 million, or $0.53 per share, in 1996 and a net loss of $3.0 million, or $0.08 per share, in 1995. The net loss for 1997 includes $482.1 million, or $11.66 per share, for the effects of property write-downs (net of the deferred tax benefit of $44.3 million), restructuring charges, increased estimates of future closure and reclamation costs, the write-down of available-for-sale securities, losses on foreign exchange contracts and gains from the closeout of the hedge portfolio. The net loss for 1996 includes the effects of accelerated depreciation and amortization, increased estimates of future closure and reclamation costs and property write-downs totaling $19.4 million, or $0.48 per share. Excluding the effects of the above, the net losses for 1997 and 1996 would have been $30.7 million and $2.2 million, or $0.74 per share and $0.05 per share, respectively.

The net loss in 1997, before the charges discussed above, worsened compared to 1996 because of a 3 percent decrease in realized gold prices, a 6 percent decrease in gold production, a $7.0 million increase in interest expense, a $10.4 million increase in care and maintenance expense, and a 2 percent increase in the total cash cost per ounce. These factors were partially offset by a $3.5 million decrease in general and administrative expenses, a $1.2 million decrease in exploration and evaluation expenses, and higher by-product revenues, primarily zinc.



                                                      1997           1996           1995
                                                      ----           ----           ----
    Gold sales (ounces). . . . . . . . . . . . .    470,000        497,300        549,700
    Gold revenue realized per ounce. . . . . . .       $415           $426           $406
    Average COMEX price per ounce. . . . . . . .       $331           $388           $384
    Cash operating cost per ounce, net (1) . . .       $292           $280           $250
    Total production cost per ounce (1). . . . .       $413           $409           $347


STATISTICAL INFORMATION BY MINE

The following chart details gold production, cash production costs and total operating costs per ounce by location.



                                                            Year Ended December 31,
                                                   --------------------------------------
                                                      1997           1996           1995
                                                      ----           ----           ----
     FLORIDA CANYON MINE:
     Ounces of gold . . . . . . . . . . . . . . .    163,300        183,200        111,200
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $310           $250           $256
     Total cash cost. . . . . . . . . . . . . . .       $323           $266           $443
     Total production cost. . . . . . . . . . . .       $424           $343           $299

     MONTANA TUNNELS MINE:
     Ounces of gold . . . . . . . . . . . . . . .     78,500         73,000         89,200
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $225           $254           $179
     Total cash cost. . . . . . . . . . . . . . .       $250           $296           $149
     Total production cost. . . . . . . . . . . .       $408           $472           $328

     DIAMOND HILL MINE:
     Ounces of gold . . . . . . . . . . . . . . .     41,700          8,600            ---
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $251           $284            ---
     Total cash cost. . . . . . . . . . . . . . .       $261           $302            ---
     Total production cost. . . . . . . . . . . .       $308           $373            ---

     MT. TODD MINE:
     Ounces of gold . . . . . . . . . . . . . . .    100,300         62,600         70,000
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $338           $370           $346
     Total cash cost. . . . . . . . . . . . . . .       $338           $371            $68
     Total production cost. . . . . . . . . . . .       $480           $553           $414

     ZORTMAN MINE:
     Ounces of gold . . . . . . . . . . . . . . .     11,300         37,000        110,900
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $327           $309           $279
     Total cash cost. . . . . . . . . . . . . . .       $343           $322           $105
     Total production cost. . . . . . . . . . . .       $503           $444           $384

                                                             Year Ended December 31,
                                                   --------------------------------------
                                                       1997           1996           1995
                                                       ----           ----           ----
     BEAL MOUNTAIN MINE:
     Ounces of gold . . . . . . . . . . . . . . .     30,800         45,000         59,900
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $289           $339           $286
     Total cash cost. . . . . . . . . . . . . . .       $320           $365            $97
     Total production cost. . . . . . . . . . . .       $407           $524           $383

     BLACK PINE MINE:
     Ounces of gold . . . . . . . . . . . . . . .     44,100         87,900        108,500
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $276           $258           $251
     Total cash cost. . . . . . . . . . . . . . .       $296           $284            $62
     Total production cost. . . . . . . . . . . .       $307           $320           $313

     CONSOLIDATED TOTALS
     Ounces of gold . . . . . . . . . . . . . . .    470,000        497,300        549,700
     Average cost per ounce:(1)
     Cash operating cost. . . . . . . . . . . . .       $292           $280           $250
     Total cash cost. . . . . . . . . . . . . . .       $308           $301           $272
     Total production cost. . . . . . . . . . . .       $413           $409           $347

------------------------------
(1) Effective January 1, 1997, the Company adopted the gold production cost standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation and are reported net of by-product credits. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation in addition to depreciation, depletion and amortization.

REVENUES

GOLD. The Company's primary source of revenue is the sale of gold. Revenue from the sale of gold decreased 8 percent in 1997 to $194.9 million, from $211.8 million in 1996 ($223 million in 1995). Lower revenue is attributable to a 6 percent decline in production combined with a 3 percent decrease in realized prices. Lower production in 1997 compared to 1996 is primarily attributable to fewer ore tonnes mined and lower ore grade at Florida Canyon, completion of mining operations at Beal Mountain and Black Pine, and lower residual production at Zortman, offset by the addition of ounces from the milling facility at Mt. Todd and higher tonnage and grade from Diamond Hill. Total gold production decreased to 470,000 ounces from 497,300 ounces in 1996 (549,700 ounces in 1995).

The average realized gold price was $415 per ounce, compared to $426 per ounce in 1996, and $406 per ounce in 1995. The average COMEX gold price per ounce was $331 in 1997 compared to $388 in 1996 and $384 in 1995. The use of forward sales and other hedging programs added $43.9 million to revenue in 1997 (excluding the $88.7 million gain on the closeout of the hedge portfolio), $20.0 million in 1996, and $12.3 million in 1995.

OTHER METALS. In 1997, the sale of other metals contributed 14 percent of total revenue, compared to 12 percent in 1996 and 13 percent in 1995. Compared to 1996, sales of other metals increased 14 percent to $31.7 million, up from $27.9 million ($32.6 million in 1995). Higher revenue reflects higher production of zinc and lead resulting from higher mill feed grades at Montana Tunnels, combined with increased realized prices for zinc. This was offset slightly by lower production of silver and lower realized prices for silver and lead. Average realized prices for 1997 were $4.60 per ounce, $0.54 per pound, and $0.26 per pound, for silver, zinc, and lead, respectively; compared to $5.05 per ounce, $0.49 per pound, and $0.28 per pound, respectively, in 1996 ($4.96 per ounce, $0.46 per pound, and $0.29 per pound, respectively, in 1995).

OPERATING COSTS

Consolidated cost of sales for the year decreased slightly to $176.3 million in 1997 from $177.5 million in 1996 ($182.4 million in 1995). The average total cash costs of production increased 2 percent to $308 per ounce of gold in 1997 from $301 per ounce in 1996 ($272 in 1995). Higher total cash costs are primarily attributable to lower gold production and ore grade, offset by higher by-product credits. Depreciation and amortization charges were $105 per ounce in 1997, compared to $108 per ounce in 1996 ($75 per ounce in 1995). Decreased charges on a per ounce basis are attributable to the reduction of fixed asset balances resulting from property write-downs offset by decreased production.

Total cash costs per ounce increased 21 percent at Florida Canyon as the result of lower tonnage mined and lower ore grade. Increased depreciation and amortization charges reflect higher property, plant, and equipment balances from the addition of mine equipment, and the facility expansion, lower production, and increased estimates of reclamation and closure costs.

At Montana Tunnels, lower total cash costs reflect higher ore grade and by-product credits per ounce. Also, the site incurred significant costs to maintain open-pit wall stability resulting in higher costs in 1996. Lower depreciation and amortization costs are the result of higher production.

At Mt. Todd, total cash costs decreased as a result of the completion of the milling facility combined with higher ore grades mined and higher recovery from the mill compared to recoveries from the heap leach pad in the previous year. Despite the lower costs, the total cash costs were considerably in excess of the feasibility study expectations and exceeded the spot price of gold by a considerable margin. The mine was placed on care and maintenance in the fourth quarter. The increase in depreciation and amortization costs is the result of higher asset balances upon completion of the milling facility.

Higher costs per ounce at Zortman reflect lower production from residual leaching of ore placed on the heap leach pad in prior years. Costs of $5.9 million incurred at Zortman as a result of delays in obtaining permits required for construction and operation of the Extension Project have been classified as care and maintenance in the Consolidated Statements of Operations and are therefore excluded from cash costs. Increased depreciation and amortization charges reflect lower production.

At Beal Mountain, higher ore grades have resulted in decreased total cash costs. Decreased depreciation and amortization charges are the result of prior year accrual of increased estimates of reclamation and mine closure costs. At Black Pine, higher mining costs per tonne have resulted in increased total cash costs.

On a consolidated basis, the total cash cost per ounce in 1996 was higher than 1995 as a result of decreased production primarily from U.S. operations.

EXPLORATION AND EVALUATION

Due largely to an emphasis on mine site activities, other exploration and evaluation expenses decreased to $6.5 million in 1997 from $7.7 million in 1996 ($18.6 million in 1995). Total exploration, including amounts capitalized to development, decreased to $10.1 million in 1997 from $19.0 million in 1996 ($26.4 million in 1995). Reduced exploration and evaluation expenses result from scaled down exploration activities during the year in an effort to conserve cash. Amounts capitalized in connection with further development around the Company's mine sites and development projects totaled $3.6 million during 1997.

In 1998, the Company expects to spend $4.3 million on exploration, evaluation, and development, $3.9 million of which is expected to be expensed. The Company's exploration program for 1998 will be directed toward addition of new minable reserves and resources through exploration around existing operations and the maintenance of existing land positions. The Company will also continue to evaluate new opportunities. Actual exploration and evaluation expenditures will vary as a result of the acquisition of new properties and the success of exploration activities on existing properties. Spending on advanced projects and acquisitions, which depends on opportunities and discoveries, cannot be projected.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 27 percent to $9.7 million from $13.2 million in 1996 ($13.2 million in 1995), primarily because of decreased travel and outside service costs and an effort to conserve cash, partially offset by increased costs for severance.

During August the Company adopted a restructuring plan in an effort to reduce costs and conserve cash. The plan resulted in a Company-wide reduction-in-force of approximately 90 employees. Termination benefits were paid to corporate and mine site employees, and a restructuring charge of $1.6 million was recorded.

PROPERTY WRITE-DOWNS

The Company, in accordance with its accounting policy, reviews the carrying value of its investment in each operating mine and development property at least annually, or more frequently if circumstances indicate a potential impairment exists. Recoverability of the carrying value of the Company's investments is evaluated based on estimated future net cash flows derived from estimates of current and future production, future prices, operating and capital costs, and reclamation costs. In practice, this review has been performed during the fourth quarter as part of the Company's budget and long-range planning process. However, operating and exploration results from Mt. Todd during the third quarter, together with significant declines in the spot price of gold, indicated the potential impairment of certain of the Company's properties and led to acceleration of the impairment reviews for these properties.

For the third quarter, the Company assessed the recoverability of the carrying value of these investments using a long-term realized gold price of $385 per ounce, based on its then-current hedge position and policy. Reductions in the carrying value of the Company's investments were recorded to the extent the net book value of the investment exceeded the estimate of future discounted net cash flows. Upon completion of this review the Company recorded non-cash property write-downs totaling $441.1 million, including $397.6 million at Mt. Todd, $26.8 million at Zortman, $13.9 million at Pullalli and $2.7 million at Beal Mountain.

The Company reassessed the recoverability of these investments during the fourth quarter of 1997, in light of the closeout of the Company's entire hedge portfolio in December 1997 and January 1998. With no price protection for current or future gold production, the Company has adjusted the gold price used in the impairment test to the estimated future spot prices, based on a spot price of $305 per ounce for 1998 plus the forward curve in future years. As a result of this reassessment, additional property write-downs were recorded at Florida Canyon and Montana Tunnels of $25.6 million and $24.4 million, respectively, in the fourth quarter.

In addition, other property write-downs totaling $40.3 million were taken in the fourth quarter at Mt. Todd, Zortman, Pullalli, and Beal Mountain, as described below.

MT. TODD

Upon completion of a feasibility study in August 1995, the Company announced its intention to construct a milling facility at Mt. Todd. The total construction cost was estimated to be $155 million and production start-up was expected to commence in early 1997. The project was projected to have a minimum eight-year mine life, with annual gold production of 260,000 ounces, at an estimated total cash cost of $265 per ounce (using a U.S.$ to A$ exchange rate of 0.72:1), generating more than $35 million in annual cash flow.

Site preparation commenced in late 1995, with construction beginning in 1996. As a condition precedent to the closing of the Facility used to finance the construction of the project, an independent third party review of the feasibility study was completed in early 1996.

In April 1996, the Company received the definitive capital cost estimate of $169 million from the engineering, procurement, and construction management (EPCM) contractor. The major variances to the original feasibility capital cost estimate included additional capital to replace the existing secondary crushing circuit and other permanent facilities.

Commissioning of the facility began in late November 1996, and the first gold pour was announced January 6, 1997. During the second quarter of 1997, commissioning and start-up activities were hampered by the failure of the gas turbine in the power station, poor performance of the crushing circuit and lower recoveries because of copper dissolution in the flotation circuit. Crushing costs significantly exceeded feasibility as a result of lower throughput, increased maintenance costs and higher power costs and consumption. The EPCM contractor and the crushing equipment manufacturer attempted to optimize the circuit to achieve design throughput and operating costs. The commissioning of the flotation circuit commenced in late May 1997. Copper loading in the circuit resulted in higher consumption of cyanide and reduced gold recovery. As a result, the Company shut down the flotation circuit in mid-June.

In order to mitigate operating problems identified above, the Company commissioned the EPCM contractor to evaluate opportunities in the plant configuration to improve design criteria for gold recovery, to manage copper/cyanide levels, and to reduce processing costs. In August 1997, a feasibility level design was completed, with engineering evaluations and cost estimates for three recommended process improvements: production of a copper concentrate; construction of screen before quaternary crushing; and implementation of a coarse ore reject system.

The first sustained period of steady state operations was achieved during the third quarter of 1997 when the mill achieved only 84 percent of the designed capacity throughput. During this period, gold production and operating costs continued to fall short of feasibility study expectations. Production was reduced by lower gold recovery, crusher throughput and ore grade. Because the flotation circuit, which was expected to contribute 8 percent of the total gold recovery, was not operated due to copper loading in the circuit, gold recovery averaged 74 percent versus the feasibility study estimate of 84 percent.

Gold recovery was also negatively impacted by delivery of a larger than design product from the crushing circuit (3.1 millimeters (mm) vs. feasibility of 2.6 mm). Crusher throughput averaged 1,065 tonnes per hour (tph) compared to the design level of 1,220 tph. Although a portion of the crushing throughput shortfall was made-up by higher crusher utilization (80 percent vs. feasibility of 75 percent), the incremental equipment usage resulted in higher costs, primarily for power and wear parts, to achieve daily design throughput.

Operating costs exceeded feasibility levels due to increased costs for power, cyanide and contract mining. Higher power costs reflect the combination of higher consumption, primarily in the crushing circuit, and increased gas supply costs for interruptible supply. Power costs averaged over A$0.075 per kilowatt hour (kWhr) compared to the feasibility of A$0.058 per kWhr with consumption averaging 39 kWhr per ore tonne compared to the feasibility estimate of 34 kWhr per ore tonne. Cyanide costs were higher because consumption averaged 0.86 Kg per ore tonne versus 0.68 Kg per ore tonne in the feasibility. Contract mining costs of over A$1.15 per tonne exceeded the feasibility cost of approximately A$1.00 per tonne as a result of lower required volume to feed the crushing circuit, increased drill and blast costs associated with excess water in the ore and other cost increases.

In October 1997 the Company completed an evaluation of the three process circuit improvements recommended by the EPCM contractor. The production of a copper concentrate was designed to increase recovery and reduce cyanide costs.
However, reduced cyanide prices offset the expected decline in consumption. The Company began construction of the screen before quaternary crushing project. While this project was expected to improve throughput and lower costs, the net effect would not offset the cost increases described above. With the significant decline in the price of gold, the coarse ore reject system was not implemented.

Finally, an updated ore reserve model, completed during the fourth quarter of 1997, indicated a reduction of 7 to 10 percent in the average grade compared to the original feasibility reserve model.

The cumulative effect of the above discussed factors was reflected in estimated life-of-mine unit costs of A$13.53 per ore tonne processed compared to the feasibility estimate of A$11.86 per ore tonne, a decrease of 30,000 ounces in average annual gold production and an increase in the total cash costs of more than US$65 per ounce produced, all of which result in a smaller economic ore reserve and shorter mine life. In addition, estimated cash flow in the first two years was expected to be minimal or negative because of waste stripping requirements. Substantially all of the cash flow was expected to be generated in the last several years of the mine life. While the Company expected to achieve slightly better recovery and to realize further cost reductions, actual results were determined to be indicative of the cost and production profile going forward.

In addition, the Company received negative exploration results on a number of the most prospective exploration targets in the Mt. Todd Mine vicinity during the third quarter of 1997. Interpretation of these results significantly reduced the Company's expectation of identifying further large scale gold deposits in close proximity to the mine.

Based on available cost and reserve data, current and estimated future metal prices, and an internal review of the project, the Company determined in November 1997 that mining the Mt. Todd reserve was uneconomic at current metal prices and operating costs. As a result, the Company suspended operations at the Mt. Todd Mine in November 1997. In connection with this decision, the Company recorded a non-cash charge of $397.6 million to reduce the carrying value of the mine to its estimated fair value. The write-down was comprised of property acquisition costs of $166.9 million, deferred pre-production and development costs of $49.4 million, and property and equipment of $181.3 million. The property acquisition costs included $44.3 million for a deferred tax liability which had been established for the deferred tax consequences of the difference between the assigned value of the assets acquired and the tax basis of those assets when the Company acquired PGA (formerly Zapopan N.L.) in 1995. The Company also recorded a provision of $9.0 million to accrue for future closure and reclamation costs.

Subsequently, the Company received an updated estimate of the fair value of PGA assets through an external appraisal prepared for PGA's voluntary administrators. The revised estimate resulted in an additional asset write-down of $25.3 million.

ZORTMAN

During the third quarter of 1997, initial results of ongoing feasibility work indicated that gold recovery from the sulfide and transitional portions of the ore reserve would be lower than previously estimated and that recovery was not as sensitive to product crush size as previously believed. Based on these initial results, the Company estimated that a reduction in total recoverable gold would be only partially offset by lower capital and operating costs required for the crushing circuit. Future net cash flows (based on a $385 per ounce gold price assumption) were estimated to be inadequate to recover the remaining carrying value of the property and pay for reclamation and closure of the mine. Accordingly, the Company recorded a write-down of $22.4 million.

In addition, the Company determined that production from the existing heap leach pads would not be economically feasible after 1997. As a result, the Company reduced deferred mining inventory, accelerated depreciation on certain related assets, and recorded an additional write-down of $4.5 million.

In March 1998, the Company announced that it will not construct the Zortman Extension Project and that it will proceed with the reclamation of the existing site. Factors contributing to this decision included the Interior Board of Land Appeals' inaction on the appeal of the Record of Decision and the recalculation of the ore reserves at $350 per ounce of gold which shows that the project cannot support the capital investment necessary to construct the expansion. The Company determined that at current gold prices, and with a reduced reserve base, the project was uneconomic, and therefore the Company wrote down the remaining development costs and equipment totaling $9.1 million. The Company also recorded a provision for $41.8 million to accrue the remaining reclamation liabilities at the site.

PULLALLI

During the third quarter of 1997, the Company decided not to develop the Pullalli Project in Chile and reduced the carrying value of its investment to its estimated fair value by a total of $18.9 million during the third and fourth quarters of 1997. The decision was precipitated by lower gold prices and limited exploration success. The write-down is comprised primarily of costs deferred in connection with development of the reserves, permitting, and property and mineral rights.

BEAL MOUNTAIN

At Beal Mountain, the Company's current cost estimates indicate that residual gold recovery beyond 1997 will be uneconomic and as a result, the Company has recorded a write-down of $3.6 million to reduce deferred mining costs and the carrying value of certain equipment. Beal is in closure effective January 1, 1998.

RESTRUCTURING COSTS

Restructuring charges include the cost of involuntary employee termination benefits, facility closures, asset dispositions and related costs associated with restructuring activities. Employee termination benefits include severance and outplacement assistance. Asset dispositions include lease terminations and sales costs. Facility closures and related costs include write-downs of property and equipment. Restructuring also includes the costs of professional fees associated with financial advisors, legal counsel, and other consultants retained to assist the Company in the reorganization process.

During August 1997 the Company adopted a restructuring plan and recorded a charge of $2.2 million. The restructuring plan resulted in the termination of approximately 90 employees Company-wide, including 35 percent of corporate staff and approximately 7 percent of mine site personnel. Termination benefits totaling $1.6 million have been included in restructuring charges. Most termination benefits were paid in the form of Company common stock. The restructuring charge also includes $0.6 million for lease termination costs, sales tax, and commissions related to the sale of the Company's plane. Professional fees and other expenses associated with the reorganization process totaled $1.9 million.

OTHER INCOME (EXPENSE) AND TAXES

INTEREST INCOME AND EXPENSE

Interest expense, net of amounts capitalized, increased $7.0 million to $9.4 million in 1997 from $2.4 million in 1996 ($6.0 million in 1995) because less interest associated with the Facility and the Notes was capitalized during the year and the Company had higher outstanding balances under the Facility. Interest of $7.7 million was capitalized during 1997, primarily to the Mt. Todd facilities. In 1996 and 1995, interest costs of $10.0 million and $2.3 million, respectively, were capitalized.

The Company invests its excess cash in low-risk, short-term investments. Interest and other income of $3.5 million in 1997 decreased $0.2 million from $3.7 million in 1996 ($5.5 million in 1995) because of lower average cash and short-term investment balances throughout the year. Most of the interest income recorded in 1997 is the result of interest received on various tax refunds collected during the year. Cash and short-term investments at the end of 1997 include the proceeds to the Company from the closeout of the hedge portfolio. Cash and short-term investments during 1996 included the proceeds from issuance of common shares and long-term debt. Cash and short-term investments during much of 1995 included the proceeds of the Notes which were used to acquire the minority interest in PGA late in the third quarter of 1995.

GAIN ON FORWARD CONTRACT CLOSEOUTS

In December 1997 and January 1998, the Company closed out all its forward sales contracts. This was in response to a demand by certain of the Company's lenders who, upon default on any of the debt covenants under the Facility, have the right to set-off any proceeds received from the closeout of forward sales contracts against the balances owing to the lender.

Contracts closed out in December 1997 and January 1998 have been accounted for as speculative transactions because of the uncertainty related to delivery against production from sites in voluntary administration or operating in Chapter 11. January contract closeouts have been marked-to-market at December 31, 1997, with the fair value recorded in the Consolidated Balance Sheet and Statement of Operations. In total, the Company has recorded an $88.7 million gain on closeout of these contracts, comprised of $53.0 million relating to contracts closed out in 1997 and $35.7 million for mark-to-market adjustments for closeouts in January 1998.

OTHER

Losses on disposition of assets and investments in 1997 of $28.1 million includes $18.4 million of losses on foreign currency contracts, $10.4 million of losses on the disposition of investments and mark-to-market adjustments of investment securities, and $0.7 million of gains on the disposal of fixed assets. The equity in net income of affiliates in 1997 comprises the Company's proportionate share of earnings from the Emerging

Markets Gold Fund ("EMGF") and USMX, compared to earnings from EMGF and losses from USMX in 1996, and losses from both in 1995.

TAXES

The $44.6 million tax benefit in 1997 results from the reversal of the deferred tax liability established at PGA upon the acquisition by the Company of the remaining assets of PGA in 1995.

ENVIRONMENTAL PROTECTION AND PERMITTING

Environmental protection is a primary consideration in the design, development and operation of the Company's current and future mines, worldwide. A total of $6.5 million and $2.6 million ($4.4 million in 1995) was spent during 1997 and 1996, respectively, for capital improvements associated with environmental projects. In addition, $13.4 million and $6.6 million was spent during 1997 and 1996 ($7.7 million in 1995) to manage and operate environmental programs including concurrent reclamation.

No major spills, releases, or other significant environmental incidents occurred at the Company's mines during 1997. All minor incidents were promptly addressed and remedied, as appropriate.

At December 31, 1997, the Company estimates the future costs to close and reclaim all of its current mines to be $99.7 million. During 1997, as a result of the decision not to proceed with the Zortman Extension Project, the Company accrued its remaining estimated reclamation costs of $41.8 million. During 1997, the Company increased its estimate of the future costs to close and reclaim the Basin Creek Mine. In addition, the Company accrued an additional $0.5 million for its share of estimated future costs to close and reclaim the Ortiz Project. The increases in estimated costs result primarily from periodic updates to final reclamation estimates at the Company's operations. The Company also recorded a provision of $9.0 million for closure and reclamation of the Mt. Todd Mine upon shutdown of operations at that site in November 1997. Although these estimates are considered adequate to fund aggregate reclamation and closure work, future changes in environmental laws and regulations could significantly change program costs. As the Company's mining operations revise and update their closure plans, and as environmental protection laws and administrative policies evolve, the Company will revise the estimate of its aggregate reclamation liability. (See Note 14 to the Consolidated Financial Statements).

YEAR 2000

The Company has not yet completed a review of its computer-based operations and financial systems for the purpose of developing a plan that will ensure that all of these systems will be Year 2000 compliant, nor has management determined what the potential cost of compliance might be. The Company expects to begin implementation of any necessary corrective measures in the fourth quarter of 1998.

SAFE HARBOR

Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or result to occur. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates, and technological and operational difficulties encountered in connection with mining activities.

               CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . .  39

Report on Management's Responsibility for Financial Reporting. . . . . . .  40

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .  41

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .  42

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .  43

Consolidated Statements of Changes in Shareholders' Equity (Deficit) . . .  44

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  45

Quarterly Data (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  65

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Pegasus Gold Inc.

We have audited the consolidated balance sheets of Pegasus Gold Inc., (the "Company") as at December 31, 1997 and 1996, and the consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pegasus Gold Inc. as at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in accordance with United States generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has experienced significant operating problems during the year ended December 31, 1997, and filed a voluntary petition for reorganization under Chapter 11 of the Federal
Bankruptcy Code in the United States Bankruptcy Court on January 16, 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regards to these matters are discussed in Note 1 to the Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coopers & Lybrand
---------------------


Chartered Accountants
Vancouver, B.C., Canada
March 27, 1998

                MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The accompanying consolidated financial statements of Pegasus Gold Inc. have been prepared by and are the responsibility of the management of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect management's best estimates and judgements based on currently available information. Systems of internal control have been designed and maintained by management to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded from loss or unauthorized use and to produce reliable accounting records for financial reporting purposes.

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



/s/ Werner G. Nennecker
-----------------------
Werner G. Nennecker
President and Chief Executive Officer



/s/ Michelle G. Viau
--------------------
Michelle G. Viau
Vice President, Finance and Chief Financial Officer

                                 PEGASUS GOLD INC.
                            CONSOLIDATED BALANCE SHEETS
                             December 31, 1997 and 1996
                                   (In Thousands)


                           ASSETS
                                                                      1997           1996
                                                                      ----           ----
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .        $22,638         $8,566
  Forward contracts. . . . . . . . . . . . . . . . . . . . .         35,665            ---
  Due from sales of products . . . . . . . . . . . . . . . .         18,766         36,748
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .         25,086         51,997
  Other current assets . . . . . . . . . . . . . . . . . . .          6,036         10,164
                                                                ------------   ------------
     Total current assets. . . . . . . . . . . . . . . . . .        108,191        107,475

Investments. . . . . . . . . . . . . . . . . . . . . . . . .          1,795         20,987
Property, plant, and equipment, net. . . . . . . . . . . . .         84,700        618,940
Other assets . . . . . . . . . . . . . . . . . . . . . . . .          7,036          6,806
                                                                ------------   ------------
      Total Assets . . . . . . . . . . . . . . . . . . . . .       $201,722       $754,208
                                                                ------------   ------------
                                                                ------------   ------------

                         LIABILITIES

Current liabilities:
  Accounts payable and other current liabilities . . . . . .        $10,632        $23,641
  Accrued salaries, wages, and benefits. . . . . . . . . . .          3,061         10,350
  Mining taxes payable . . . . . . . . . . . . . . . . . . .          3,737          4,610
  Accrued losses on foreign currency contracts . . . . . . .         15,975            ---
  Accrued care and maintenance . . . . . . . . . . . . . . .          4,413            ---
  Current portion of obligations under capital lease . . . .          3,872          3,626
  Current portion of long-term debt. . . . . . . . . . . . .        203,266            ---
                                                                ------------   ------------
      Total current liabilities. . . . . . . . . . . . . . .        244,956         42,227

Capital lease obligations. . . . . . . . . . . . . . . . . .         18,693         22,466
Deferred site closure and reclamation. . . . . . . . . . . .         87,697         50,878
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .            ---        215,086
Deferred income taxes. . . . . . . . . . . . . . . . . . . .            ---         44,602
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .            ---          8,074
Other deferred liabilities . . . . . . . . . . . . . . . . .          6,153          7,598
                                                                ------------   ------------
      Total liabilities. . . . . . . . . . . . . . . . . . .        357,499        390,931
                                                                ------------   ------------
Commitments and contingencies (Note 14)

                    SHAREHOLDERS' EQUITY (DEFICIT)

Class A preferred shares, Series 1, C$10 par value:
  Authorized - 20,000,000 shares; none issued
Common shares, no par value:
  Authorized - 200,000,000 shares; issued
  and outstanding, 1997 - 41,833,751 shares
  and 1996 - 41,092,342 shares . . . . . . . . . . . . . . .        428,810        425,382
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .       (583,566)       (70,734)
Foreign currency translation adjustment. . . . . . . . . . .         (1,021)         8,629
                                                                ------------   ------------
      Total shareholders' equity (deficit) . . . . . . . . .       (155,777)       363,277
                                                                ------------   ------------
      Total liabilities and shareholders' equity (deficit) .       $201,722       $754,208
                                                                ------------   ------------
                                                                ------------   ------------



The accompanying notes are an integral part of the consolidated financial statements.
                                                                             41

                                 PEGASUS GOLD INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1997, 1996, and 1995
                      (In Thousands, Except Per Share Amounts)



                                                                     1997           1996           1995
                                                                     ----           ----           ----

Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $226,463       $239,720       $255,579
                                                                ------------   ------------   ------------

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .        176,324        177,520        182,396
Depreciation and amortization. . . . . . . . . . . . . . . .         49,414         53,792         41,591
                                                                ------------   ------------   ------------
                                                                    225,738        231,312        223,987
                                                                ------------   ------------   ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .            725          8,408         31,592
                                                                ------------   ------------   ------------

Operating expenses:
  General and administrative . . . . . . . . . . . . . . . .          9,672         13,202         13,161
  Exploration and evaluation . . . . . . . . . . . . . . . .          6,480          7,728         18,637
  Closure and reclamation costs. . . . . . . . . . . . . . .         51,820         10,742            754
  Care and maintenance . . . . . . . . . . . . . . . . . . .         11,350            963          1,075
  Property write-downs . . . . . . . . . . . . . . . . . . .        531,359          1,029            ---
  Restructuring charges. . . . . . . . . . . . . . . . . . .          4,125            ---            ---
                                                                ------------   ------------   ------------
                                                                    614,806         33,664         33,627
                                                                ------------   ------------   ------------
Loss from operations . . . . . . . . . . . . . . . . . . . .       (614,081)       (25,256)        (2,035)
                                                                ------------   ------------   ------------
Other income (expense):
  Interest and other income. . . . . . . . . . . . . . . . .          3,474          3,696          5,509
  Interest expense, net of amounts capitalized . . . . . . .         (9,410)        (2,421)        (6,030)
  Loss on disposition of assets and investments. . . . . . .        (28,097)           (19)           (43)
  Gain on forward contract closeouts . . . . . . . . . . . .         88,668            ---            ---
  Equity in net income (loss) of affiliates. . . . . . . . .          2,012          2,587         (1,881)
                                                                ------------   ------------   ------------
                                                                     56,647          3,843         (2,445)
                                                                ------------   ------------   ------------
Minority interest in loss of subsidiary. . . . . . . . . . .            ---            ---            948
                                                                ------------   ------------   ------------

Loss before income taxes . . . . . . . . . . . . . . . . . .       (557,434)       (21,413)        (3,532)
Income tax provision (benefit) . . . . . . . . . . . . . . .        (44,602)           190           (579)
                                                                ------------   ------------   ------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .      ($512,832)      ($21,603)       ($2,953)
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------

Net loss per share - basic . . . . . . . . . . . . . . . . .        ($12.40)        ($0.53)        ($0.08)
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------

Net loss per share - diluted . . . . . . . . . . . . . . . .        ($12.40)        ($0.53)        ($0.08)
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------

Weighted average common shares outstanding . . . . . . . . .         41,345         40,757         34,817
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------



The accompanying notes are an integral part of the consolidated financial statements.
42

                                 PEGASUS GOLD INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1997, 1996, and 1995
                                   (In Thousands)



                                                                      1997           1996           1995
                                                                      ----           ----           ----
Operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      ($512,832)      ($21,603)       ($2,953)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . .         44,801         54,499         42,188
  Property write-downs . . . . . . . . . . . . . . . . . . .        531,359          1,029            ---
  Loss on disposition of assets and investments. . . . . . .         28,097            ---            ---
  Gain on forward contract closeouts . . . . . . . . . . . .        (88,668)           ---            ---
  Provision for closure and reclamation. . . . . . . . . . .         51,820         10,742            754
  Payments for closure and reclamation . . . . . . . . . . .        (16,429)        (9,750)        (6,029)
  Deferred amounts . . . . . . . . . . . . . . . . . . . . .        (45,360)         1,571          1,743
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .         15,069          1,515          1,557
Change in due from sale of products. . . . . . . . . . . . .         17,899         (8,116)         4,617
Change in inventories. . . . . . . . . . . . . . . . . . . .          2,923        (12,845)        (1,682)
Change in other current assets . . . . . . . . . . . . . . .          3,610           (519)           441
Change in accounts payable and accrued liabilities . . . . .         (6,514)         3,207          2,516
                                                                ------------   ------------   ------------
Net cash provided by operating activities. . . . . . . . . .         25,775         19,730         43,152
                                                                ------------   ------------   ------------

Investing activities:
  Additions to property, plant, and equipment. . . . . . . .        (65,054)      (233,861)       (51,866)
  Proceeds from sale of other investments. . . . . . . . . .          1,460          8,614            ---
  Proceeds from sale of property, plant, and equipment . . .            ---          3,881          5,380
  Sale (purchase) of short-term investments. . . . . . . . .            ---         20,083        (20,083)
  Purchase of other investments. . . . . . . . . . . . . . .            ---         (8,551)        (2,000)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            ---           (793)           ---
  Acquisition of additional investment in subsidiary . . . .            ---            ---       (105,309)
                                                                ------------   ------------   ------------
Net cash used in investing activities. . . . . . . . . . . .        (63,594)      (210,627)      (173,878)
                                                                ------------   ------------   ------------

Financing activities:
  Proceeds from issuance of long-term debt, net. . . . . . .         39,446         97,017        117,209
  Proceeds from issuance of common shares. . . . . . . . . .            907         91,168          2,104
  Proceeds from forward contract closeouts . . . . . . . . .         48,410            ---            ---
  Payments of long-term debt . . . . . . . . . . . . . . . .        (29,434)       (19,189)       (44,483)
  Payments made on foreign currency contracts. . . . . . . .         (2,400)           ---            ---
  Payments of obligations under capital lease. . . . . . . .         (3,527)        (3,139)           ---
                                                                ------------   ------------   ------------
Net cash provided by financing activities. . . . . . . . . .         53,402        165,857         74,830
                                                                ------------   ------------   ------------

Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . . . . .         (1,511)           699           (513)
                                                                ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents . . . .         14,072        (24,341)       (56,409)
Cash and cash equivalents, beginning of year . . . . . . . .          8,566         32,907         89,316
                                                                ------------   ------------   ------------

Cash and cash equivalents, end of year . . . . . . . . . . .        $22,638         $8,566        $32,907
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------

Supplemental disclosure (Note 16)



The accompanying notes are an integral part of the consolidated financial statements.
                                                                             43

                                 PEGASUS GOLD INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
               For the Years Ended December 31, 1997, 1996, and 1995
                                   (In Thousands)



                                                                      Common Shares                             Foreign
                                                                ---------------------------                     Currency
                                                                  Number                       Accumulated    Translation
                                                                 of Shares        Amount         Deficit       Adjustment
                                                                ------------   ------------   ------------   ------------

Balance, December 31, 1994 . . . . . . . . . . . . . . . . .     34,629,523       $332,110       ($46,178)        $6,410

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                                       (2,953)
Common shares issued for:
   Stock option plan . . . . . . . . . . . . . . . . . . . .        157,925          1,686
   Employee savings plan and other . . . . . . . . . . . . .         37,755            418

Foreign currency translation adjustment. . . . . . . . . . .                                                      (2,789)
                                                                ------------   ------------   ------------   ------------

Balance, December 31, 1995 . . . . . . . . . . . . . . . . .     34,825,203       $334,214       ($49,131)        $3,621

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                                      (21,603)
Common shares issued for:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,000,000         88,175
   Stock option plan . . . . . . . . . . . . . . . . . . . .        234,217          2,612
   Employee savings plan and other . . . . . . . . . . . . .         32,922            381

Foreign currency translation adjustment. . . . . . . . . . .                                                       5,008
                                                                ------------   ------------   ------------   ------------

Balance, December 31, 1996 . . . . . . . . . . . . . . . . .     41,092,342       $425,382       ($70,734)        $8,629

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                                     (512,832)

Common shares issued for:
   Employee severance. . . . . . . . . . . . . . . . . . . .        579,304          2,541
   Stock option plan . . . . . . . . . . . . . . . . . . . .         41,100            311
   Employee savings plan and other . . . . . . . . . . . . .        121,005            576

Foreign currency translation adjustment. . . . . . . . . . .                                                      (9,650)
                                                                ------------   ------------   ------------   ------------

Balance, December 31, 1997 . . . . . . . . . . . . . . . . .     41,833,751       $428,810      ($583,566)       ($1,021)
                                                                ------------   ------------   ------------   ------------
                                                                ------------   ------------   ------------   ------------




The accompanying notes are an integral part of the consolidated financial statements.

                                 PEGASUS GOLD INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GOING CONCERN AND BASIS OF PRESENTATION

For the year ended December 31, 1997, Pegasus Gold Inc. (the "Company")
incurred a net loss of $512,832,000.   During the fourth quarter, the Company
suspended operations at the Mt. Todd Mine and placed the mine on care and maintenance which led to Pegasus Gold Australia Pty. Ltd. ("PGA," formerly Zapopan N.L.) filing for voluntary administration on December 12, 1997, and a voluntary administrator being appointed to manage the restructuring of the debts and the day-to-day affairs of PGA. The Company defaulted under certain restrictive covenants of the $150,000,000 Multi-currency Revolving Credit Facility (the "Facility") and in January 1998, the lenders under the Facility and the Trustee for the Company's Convertible Subordinated Notes ("the Notes") notified the Company that all amounts outstanding under the Facility and the Notes became due and payable. On January 16, 1998, the Company and most of its subsidiaries voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the reorganization of the Company's business and the restructuring of its debt. As of December 31, 1997, the Company has a shareholder's deficit of $155,777,000 and net current liabilities of $136,765,000. These events combined with the decline in the gold price to eighteen-year lows, raise substantial doubt about the ability of the Company to continue as a going concern.

The Company expects to continue operating its three producing mines while various alternatives are evaluated. These alternatives could include the sale or refinancing of the Company's existing investments in producing mines. External advisers have been retained by the Company to assist in the preparation of a Plan of Reorganization which the Company expects to submit to the Bankruptcy Court during the second half of 1998. There can be no assurance that the Company will be successful in formulating a plan which will be accepted by the Bankruptcy Court or the creditors. These financial statements have been prepared on the basis that the Company is a going concern and will be successful in its reorganization proceedings and do not include any adjustments that might result if the effort to reorganize is unsuccessful.

The Consolidated Financial Statements of the Company include the accounts of the parent company, incorporated in British Columbia, and its wholly-owned subsidiaries. During 1995, the Company acquired the minority interest in its previously majority-owned subsidiary, PGA. All significant intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 1997, excludes the assets and liabilities of PGA. Beginning on December 12, 1997, the transactions of PGA have been excluded from the consolidated financial results.

The Consolidated Financial Statements are presented in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States, which, as applied in the Consolidated Financial Statements, are consistent in all material respects with accounting principles generally accepted in Canada, except as described in Note 18.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company is engaged in gold mining and related activities, including extraction, processing, refining and reclamation. Gold bullion, the Company's principal product, is produced and sold in the United States and Australia. The Company is also involved in gold and other mineral exploration, principally in North and South America.

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

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

PROPERTY, PLANT, AND EQUIPMENT

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties and development costs and certain plant and equipment are depreciated using the units of production method based upon proven and probable reserves. Other assets are depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

ASSET IMPAIRMENT. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management of the Company reviews the net carrying value of each mine and development property at least annually, or more frequently if circumstances change indicating a potential impairment may exist. Estimated future net cash flows from each mine are calculated using estimated future prices, operating, capital, and reclamation costs on an undiscounted basis. Reductions in the carrying value of each mine are recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows.

Management's estimates of gold and other metal prices, recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management's estimate of the net cash flows expected to be generated from its operating properties.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

As of December 31, 1997, all of the Company's gold and other hedge contracts, including foreign exchange contracts were closed out or reclassified as trading instruments. Contracts reclassified as trading instruments were marked-to-market and gains on those contracts were recorded in the Consolidated Statement of Operations.

RECLAMATION, SITE CLOSURE, AND REMEDIATION COSTS

Minimum standards for mine reclamation have been established by various governmental agencies. Estimated reclamation, site restoration, and closure costs for each producing mine are charged to operations over the expected life of the mine using the units of production method. Ongoing reclamation activities are expensed in the period incurred. Remediation liabilities are expensed upon determination that a liability has been incurred and where a minimum cost or reasonable estimate of the cost can be determined.

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

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

NET LOSS PER SHARE

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", was issued. SFAS No. 128 established standards for computing and presenting earnings per share ("EPS"). It requires dual presentation and reconciliation of basic and diluted EPS. The Company adopted the provisions of SFAS No. 128 in 1997, which had no effect on EPS as previously reported.

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by increasing the weighted- average number of common shares outstanding by additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

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

STOCK BASED COMPENSATION

SFAS No.123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No.130 is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS No.130 may result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income or net income per share.

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No.131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No.131 will not have a material impact on the Company's current geographic and segment disclosures.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.        INVENTORIES


             (In Thousands)                          1997          1996
                                                     ----          ----
           Deferred mining costs . . . . . . . .   $16,262       $34,134
           Materials and supplies  . . . . . . .     5,631        11,294
           Stockpiled ore  . . . . . . . . . . .     2,761         6,317
           Processed metal . . . . . . . . . . .       432           252
                                                   -------       -------
                                                   $25,086       $51,997
                                                   -------       -------
                                                   -------       -------

Direct production costs associated with ore on the heap leach pads are deferred and amortized as the contained gold is recovered. Gold is recovered over a six to twelve-month period. Based upon actual metal recoveries, the Company periodically evaluates and refines estimates used in determining the amortization and carrying value of deferred mining costs associated with ore under leach. Approximately 72 percent of the unrecovered gold on all leach pads at December 31, 1997, is expected to be recovered in the next year.

4.   PROPERTY, PLANT, AND EQUIPMENT

        (In Thousands)                                     1997        1996
                                                           ----        ----
      Mining properties and development costs . . . . .  $167,221    $414,892
      Plant and equipment . . . . . . . . . . . . . . .   173,069     504,116
                                                        ----------  ----------
                                                          340,290     919,008
      Less accumulated depreciation, depletion, and
        amortization  . . . . . . . . . . . . . . . . .  (255,590)   (300,068)
                                                        ----------  ----------
                                                          $84,700    $618,940
                                                        ----------  ----------
                                                        ----------  ----------


The following is a summary of the net book value of plant and equipment, and of mining properties and development costs by property:

                                                           Mining
                                                         Properties
                                                            and
                                           Plant and     Development       TOTAL         Total
 (In Thousands)                            Equipment        Costs          1997          1996
                                           ---------     -----------     -------       --------
Zortman Mine                                   ---         $2,319         $2,319        $27,650
Montana Tunnels Mine (1)                   $15,788         17,381         33,169         66,927
Florida Canyon Mine                         42,305            299         42,604         69,528
Mt. Todd Mine                                  ---            ---            ---        418,152
Beal Mountain Mine                             731          1,457          2,188          6,232
Black Pine Mine                                550            ---            550          1,143
Corporate and other                          3,198            672          3,870         29,308
                                           ---------     -----------     -------       --------
                                           $62,572        $22,128        $84,700       $618,940
                                           ---------     -----------     -------       --------
                                           ---------     -----------     -------       --------

-------------------
(1)  Includes Diamond Hill Mine

Capitalized interest for properties under development was $7,735,000 and $9,995,000 in 1997 and 1996, respectively.

PROPERTY WRITE-DOWNS

In the third quarter of 1997, the Company assessed the recoverability of the carrying value of its investments in mining properties using a long-term realized gold price of $385 per ounce, based on its then-current hedge

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.        PROPERTY, PLANT, AND EQUIPMENT, CONTINUED:

position and policy. Reductions in the carrying value of certain of the Company's investments were recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows. Upon completion of this review, the Company recorded property write-downs in the third quarter of 1997, totaling $441,074,000, including $397,603,000 at Mt. Todd, $26,836,000 at Zortman, $13,925,000 at Pullalli and $2,710,000 at Beal
Mountain. At Mt. Todd, the review resulted in a decision to suspend operations and place the mine in care and maintenance in the fourth quarter of 1997.

During the fourth quarter of 1997, the Company reassessed the recoverability of these investments in light of the closeout of the Company's entire hedge portfolio (see Note 13). With no price protection for current or future gold production, the Company has adjusted the gold price used in the impairment test to $305 per ounce for 1998 plus the forward curve in future years. As a result of this reassessment, additional property write-downs were recorded at Florida Canyon and Montana Tunnels in the amount of $25,589,000 and $24,380,000, respectively. Other property write-downs totaling $40,316,000 were taken in the fourth quarter of 1997 at Mt. Todd, Zortman, Pullalli, and Beal Mountain. Should the gold price remain at current levels, additional write-downs could be required.

MT. TODD

The Company determined in November 1997 that mining the Mt. Todd reserve was uneconomic at current and projected metal prices and operating costs. As a result, the Company decided to suspend operations, and recorded a charge of $397,603,000. The write-down is comprised of property acquisition costs of $166,877,000, deferred pre-production and development costs of $49,426,000, property and equipment of $181,300,000. The property acquisition costs written off include a deferred tax liability of $44,265,000 which had been established for the deferred tax consequences of the difference between the assigned value of the assets acquired and the tax basis of those assets when the Company acquired PGA in 1995. In addition, the Company recorded a provision of $9,000,000 to accrue for future closure and reclamation costs.

Subsequently, the Company received an estimate of the fair value of PGA assets through an external appraisal prepared for PGA's voluntary administrators. The revised estimate resulted in an additional property write-down of $25,316,000.

In 1996, the Company determined that estimated future cash flows associated with certain Phase I assets at Mt. Todd were not adequate to recover the carrying value of those assets. As a result, the Company reduced the carrying value of those assets by $1,029,000. In addition, the Company changed the estimated useful lives used to calculate depreciation for certain assets which increased the net loss in 1996 by $5.0 million.

ZORTMAN

During the third quarter of 1997, metallurgical test work indicated gold recovery from the sulfide and transitional portions of the ore reserve would be lower than previously estimated and that recovery was not as sensitive to product crush size as previously believed, resulting in a reduction in ore reserves. Accordingly, the Company reassessed the estimated future cash flows to be generated from the property resulting in a third quarter 1997 write-down of $22,380,000.

In March 1998, the Company announced that it will not construct with the Zortman Extension Project and that it will proceed with the reclamation of the existing site. Factors contributing to this decision included the Interior Board of Land Appeals ("IBLA") inaction on the appeal of the Record of Decision ("ROD") (see Note 14) and the recalculation of the ore reserves at $350 per ounce gold which shows that the project cannot support the capital investment necessary to construct the expansion. The Company determined that at current gold prices and with a reduced reserve base, the project was uneconomic and as a result, an additional write-down of $9,125,000 has been recorded to write-off remaining development costs and

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.        PROPERTY, PLANT, AND EQUIPMENT, CONTINUED:

equipment. The Company also accrued the remaining reclamation liabilities at the site totaling $41,820,000 (see Note 5).

The cost of residual gold production from existing heap leach pads at Zortman has been steadily increasing in 1997 and the Company now estimates production from the heaps after 1997 will no longer be economically feasible. As a result, the Company has reduced deferred mining inventory, accelerated depreciation on certain related assets, and recorded an additional write-down of $4,456,000.

PULLALLI

During 1997, the Company decided not to develop the Pullalli Project in Chile and reduced the carrying value of its investment by $13,925,000. The decision was precipitated by lower gold prices and limited exploration success. The write-down is comprised primarily of costs deferred in connection with development of the reserves, permitting and property and mineral rights.

BEAL MOUNTAIN

At Beal Mountain, the Company's cost estimates indicated that residual gold recovery would be uneconomic beyond 1997 and as a result, the Company recorded a write-down of $3,586,000 to reduce deferred mining costs and the carrying value of certain equipment.

5.        PROVISION FOR CLOSURE AND RECLAMATION COSTS

During 1997, the Company recorded provisions for closure and reclamation costs totaling $51,820,000.

The Company accrued the remaining $41,820,000 of anticipated costs to close and reclaim the existing mine at Zortman after reaching the decision in the fourth quarter of 1997 not to proceed with the Zortman Extension Project (see
Note 4). The current Zortman reclamation estimate of $51,932,000, as filed with the Bureau of Land Management, may change as a result of the closure of the mine and the decision not to proceed with the Zortman Extension Project. The Company will adjust this estimate as a new closure and reclamation plan is developed in 1998.

Also during 1997, provisions for future reclamation and closure costs of $9,000,000 were recorded at Mt. Todd in conjunction with the shut down of operations at that site (see Note 4), and at Basin Creek ($500,000) and the Ortiz Project ($500,000) as a result of changes in the estimated final costs of closure.

During the third quarter of 1996, the Company increased its estimate of the future costs to reclaim and close the Beal Mountain Mine from $7,800,000 to $16,210,000 and recorded a $6,500,000 provision for final reclamation. All expected reclamation expenditures at Beal Mountain are now accrued.

In 1996, the Company recorded a $3,000,000 provision for closure and reclamation of the Ortiz Project in New Mexico. The additional accrual reflects the Company's estimate of its share of the future costs required to bring the site to final closure (see Note 14).

In 1996, the Company also recorded additional legal reserves of $1,242,000, primarily to accrue settlement costs associated with water quality litigation at the Zortman Mine (see Note 14).


During 1995, the Company acquired all outstanding common shares of PGA it did not already own for $105,309,000.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.        INVESTMENT IN PEGASUS GOLD AUSTRALIA ("PGA")

After cessation of mining activities at Mt. Todd in November 1997, PGA filed for voluntary administration on December 12, 1997, and was placed under the Administrator's control. As of the date of the voluntary administration filing, PGA has not been included in the Consolidated Financial Statements of the Company (see Note 1).

The Company has recorded non-cash charges totaling $422,919,000 million to write-down the balance of the Company's investment in PGA as a result of the decision to suspend operations (see Note 4). The effect of the write-downs has been to reduce the carrying value of the Company's investment in PGA to zero and to adjust the carrying value of the intercompany receivable to its estimated liquidation value of $1,754,000. The write-down of the Company's intercompany receivable has been calculated using an estimated liquidation value of A$40,063,000 based on a third party appraisal prepared for the Administrator and other expected recoveries.

The Company has guaranteed borrowings advanced to PGA under the Facility. As of December 12, 1997, PGA had borrowed $87,435,000, under this Facility which represents the maximum exposure that the Company has under the guarantee. Upon deconsolidation, the Company has estimated and recorded in its Consolidated Balance Sheet a liability of $79,700,000 relating to the balance of advances under the Facility which are not expected to be recovered from the liquidation of PGA's assets. This liability has been calculated based on a preliminary estimate of the liquidation dividend which could differ materially from actual proceeds received on liquidation. Should the actual liquidation dividend be less than the estimate, the Company may be obligated to record additional losses of up to approximately $9,489,000, consisting of $7,735,000 relating to the guaranteed borrowings and $1,754,000 relating to the receivable from PGA.

7.        INVESTMENTS

                                                                        Carrying
                                                           Cost           Value
                                                        ----------     ----------
           (In Thousands)
          December 31, 1997
          Available-for-sale:
            Equity securities. . . . . . . . . . . . .    $1,756         $1,756
          Other investments:
            Notes receivable . . . . . . . . . . . . .                       39
                                                                     ----------
                                                                         $1,795
                                                                     ----------
                                                                     ----------
          December 31, 1996
          Available-for-sale:
            Equity securities. . . . . . . . . . . . .    $4,323         $4,323
          Equity investments:. . . . . . . . . . . . .
            USMX, Inc. (30%) . . . . . . . . . . . . .                    8,349
            The Emerging Markets Gold Fund (21%) . . .                    3,026
                                                                     ----------
          Other investments:
            Notes receivable . . . . . . . . . . . . .                    5,289
                                                                     ----------
                                                                        $20,987
                                                                     ----------
                                                                     ----------

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.        INVESTMENTS, CONTINUED:

USMX, INC.

On May 30, 1997, USMX, Inc. ("USMX") and Dakota Mining Corporation ("Dakota") completed a merger whereby the Company received one common share of Dakota stock for each 1.1 common shares of USMX it owned. The Company recorded the exchange, (in which it received 4,387,273 Dakota shares) at the then fair value of $1 per Dakota share, resulting in a loss of $3,642,000. As a result of ongoing difficulties with Dakota's various debt agreements and subsequent debt restructuring, the Company considers the decline in the market value of Dakota's shares during the third quarter of 1997 to be other than temporary.

Accordingly, the Company has written down the value of its investment in Dakota by $2,694,000. These write-downs are included in the loss on disposition of assets and investments in the Consolidated Statements of Operations. The remaining investment in Dakota is classified as available-for-sale.

THE EMERGING MARKETS GOLD FUND LIMITED

In June 1997, the shareholders of The Emerging Markets Gold Fund Limited ("EMGF") agreed to liquidate EMGF. Upon liquidation, the Company received $1,460,000 in cash and a distribution of certain securities owned by EMGF with an aggregate fair market value of $1,931,000 at the time of distribution. The transaction resulted in a loss of $1,320,000 which is included in the loss on disposition of assets and other in the Consolidated Statements of Operations. The securities received have been classified as available-for-sale and are included in equity securities above.

NOTES RECEIVABLE

USMX

In June 1996, the Company entered into an agreement with USMX to purchase its net profits royalty in the Montana Tunnels Mine for $4,500,000 and advanced USMX that amount in the form of a term loan pending USMX shareholder approval of the transaction. On May 30, 1997, the USMX shareholders approved the royalty sale. The unamortized balance of the loan of $4,144,000 has been recorded in property and mineral rights (included in property, plant, and equipment) of the Montana Tunnels Mine and will be amortized over the remaining life of the mine on a unit-of-production basis.

GOLDBELT

The Company has a $1,000,000 note from Goldbelt Resources Ltd. which is convertible into 920,000 common shares of Goldbelt. The Company has written down the carrying value of the loan to the estimated market value of the shares and has recorded a loss of $961,000 during 1997. In addition, the Company wrote down the carrying value of 2,102,874 common shares of Goldbelt to market value, resulting in a loss of $220,000. The write-down of the note and the Goldbelt shares were recorded because the Company believes the decline in value of the shares is other than temporary. The write-downs are included in the loss on disposition of assets and investments in the Consolidated Statements of Operations. The Goldbelt common shares are classified as available-for-sale.

At December 31, 1997, the fair value of notes receivable approximates carrying value.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.        LONG-TERM DEBT


         (In Thousands)                                      1997        1996
                                                             ----        ----
       Convertible Subordinated Notes due 2002  . . . .    $115,000    $115,000
       Revolving Credit Facility. . . . . . . . . . . .      88,266     100,086
                                                           --------    --------
                                                            203,266     215,086

       Less current portion . . . . . . . . . . . . . .     203,266         ---
                                                           --------    --------
                                                           $    ---    $215,086
                                                           --------    --------
                                                           --------    --------


In April 1995, the Company completed a public offering of $115 million principal amount of 6.25 percent Convertible Subordinated Notes (the "Notes") due April 30, 2002. Interest on the Notes is payable semiannually on April 30 and October 31 of each year, commencing on October 31, 1995. The Notes are convertible into 7,709,067 common shares of the Company at a conversion price of $14.92 per common share at any time after June 18, 1995. There is no sinking fund requirement on the Notes, and they may not be redeemed until April 30, 1998. After such date, the Notes are redeemable at 100 percent plus accrued interest to the redemption date. The proceeds were used to finance the cost of the acquisition of the minority interest in PGA (see Note 6).

In January 1998, the Trustee for the Notes notified the Company that the Notes were accelerated and, as a result, are classified as a current liability as of December 31, 1997.

On April 19, 1996, the Company entered into the Facility with a syndicate of banks which provides for borrowings of up to $150,000,000. Borrowing under the Facility could occur in the U.S., Canada and Australia, and in U.S., Canadian or Australian dollars with certain restrictions. Amounts borrowed under the Facility bear interest at various rates (depending on the location and currency of the borrowing) plus a spread tied to certain financial ratios. The annual spread over these rates ranged from 0.65 percent to 1.75 percent. In addition, the Company is obligated to pay letter of credit fees which range from 0.65 percent per annum to 1.75 percent per annum on the aggregate amount of outstanding letters of credit, and commitment fees which ranged from 0.20 percent per annum to 0.50 percent per annum on the unused amount of the Facility. The amount available under the Facility reduces annually, commencing in 1999, by the following amounts:


                    (In Thousands)
                   1999  . . . . . . . . . . .       $20,000
                   2000  . . . . . . . . . . .        35,000
                   2001  . . . . . . . . . . .        45,000
                   2002  . . . . . . . . . . .        50,000
                                                   ----------
                                                    $150,000
                                                   ----------
                                                   ----------

Indebtedness under the Facility is collateralized by a pledge of the shares of the Company's significant subsidiaries. The Facility includes restrictive covenants with respect to leverage ratios, interest coverage, tangible net worth, ore reserve adequacy, and gold hedging.

As a result of significant property write-downs (see Note 4) and other losses recorded, the Company is in default under all of the covenants of the Facility. In December 1997, the lenders exercised their right to set-off the proceeds from the closeout of gold forward contracts against the outstanding balances owing under the Facility. A total of $29,434,000 was set-off against the outstanding balance in December 1997 and an additional $26,336,000 was set-off in January 1998 when the remaining proceeds were received. At the same time, the lenders informed the Company that they considered all amounts payable under the Facility to be accelerated. Accordingly, the entire remaining balance owing under the Facility at December 31, 1997, is classified as a current liability.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.        LONG-TERM DEBT, CONTINUED:

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

The weighted average interest rate on long-term debt was 7.2 percent, 6.5 percent, and 7.0 percent, in 1997, 1996, and 1995, respectively.

9.        COMMITMENTS UNDER LONG-TERM LEASES


CAPITAL LEASES

The Company has entered into capital leases for certain equipment. Leased equipment included in plant and equipment at December 31, 1997, and 1996, totaled $29,339,000. Accumulated amortization of assets under capital leases was $8,265,000 and $4,074,000 at December 31, 1997, and 1996, respectively.

OPERATING LEASES

The Company leases office space, certain vehicles, and machinery and equipment under operating leases which expire over the next four years. All of the Company's equipment lease agreements contain provisions which provide the Company with the option, after the initial lease term, either to purchase the property at fair value or to renew the lease at fair rental value. The Company is required to pay all taxes, insurance and maintenance on leased equipment.

Future minimum payments, by year and in the aggregate, under capital and operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1997:


          (In Thousands)                               Capitalized          Operating
          Year Ending December 31,                        Leases              Leases
                                                        ---------            --------
          1998 . . . . . . . . . . . . . . . . . .        $5,287              $2,554
          1999 . . . . . . . . . . . . . . . . . .         5,287                 910
          2000 . . . . . . . . . . . . . . . . . .         5,287                 587
          2001 . . . . . . . . . . . . . . . . . .         5,287                  27
          2002 . . . . . . . . . . . . . . . . . .         5,287                 ---
          Thereafter . . . . . . . . . . . . . . .           310                 ---
                                                        ---------            --------
          Total minimum lease payments . . . . . .       $26,745              $4,078
                                                        ---------            --------
                                                                             --------

          Less amount representing interest. . . .        (4,180)
                                                        ---------
          Total present value of minimum payments.        22,565
          Less current portion . . . . . . . . . .        (3,872)
                                                        ---------
          Long-term capital lease obligations. . . .     $18,693
                                                        ---------
                                                        ---------

Total rent expense under operating leases amounted to $7,424,000, $7,727,000, and $7,334,000 in 1997, 1996, and 1995, respectively.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.       INCOME TAXES

The income tax provision (benefit) consists of the following:

         (In Thousands)                                1997           1996           1995
                                                       ----           ----           ----
       Current
          United States. . . . . . . . . . .         $   ---        ($1,065)         ($400)
          Foreign. . . . . . . . . . . . . .             ---             44            ---
                                                   ----------     ----------     ----------
                                                         ---         (1,021)          (400)
                                                   ----------     ----------     ----------
       Deferred
          United States. . . . . . . . . . .             ---          1,491         (1,431)
          Foreign. . . . . . . . . . . . . .         (44,602)          (280)         1,252
                                                   ----------     ----------     ----------
                                                     (44,602)         1,211           (179)
                                                   ----------     ----------     ----------
                                                    ($44,602)          $190          ($579)
                                                   ----------     ----------     ----------
                                                   ----------     ----------     ----------

The components of the net deferred tax liability as of December 31, 1997, and 1996, were as follows:

          (In Thousands)                               1997           1996
                                                       ----           ----
       Deferred tax assets:
          Net operating loss carryforwards .         $61,069        $48,327
          Net capital loss carryforwards . .           9,659          5,406
          Deferred revenue . . . . . . . . .         (12,126)         3,645
          Accrued expenses . . . . . . . . .           2,937          2,067
          Deferred reclamation . . . . . . .          29,066         16,967
          Other. . . . . . . . . . . . . . .           1,365          3,691
          Valuation allowance. . . . . . . .         (89,582)       (70,552)
                                                   ----------     ----------
                                                      $2,388         $9,551
       Deferred tax liabilities: . . . . . .
          Property, plant, and equipment . .          (2,388)        (9,551)
          Excess purchase price allocation .             ---        (44,602)
                                                   ----------     ----------
                                                      $  ---       ($44,602)
                                                   ----------     ----------
                                                   ----------     ----------

As of December 31, 1997, and 1996, valuation allowances of $89,582,000 and $70,552,000, respectively, have been recognized to offset certain related deferred tax assets due to uncertainty of realizing the benefits of these items. The net change of $43,282,000 for the year relates primarily to increased net operating loss carryforwards ("NOL's") and miscellaneous foreign deductions.

Income (loss) before income taxes consists of the following:

      (In Thousands)                                  1997           1996            1995
                                                      ----           ----            ----
     United States . . . . . . . . . . . . .       ($116,427)      ($23,659)        $3,107
     Foreign . . . . . . . . . . . . . . . .        (441,007)         2,246         (6,639)
                                                   ----------     ----------     ----------
                                                   ($557,434)      ($21,413)       ($3,532)
                                                   ----------     ----------     ----------
                                                   ----------     ----------     ----------

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.       INCOME TAXES, CONTINUED:

The consolidated income tax provision (benefit) differs from the amount computed using the United States statutory income tax rate of 34 percent, for the reasons set forth below:

         (In Thousands)                                            1997           1996           1995
                                                                   ----           ----           ----
       Expected benefit . . . . . . . . . . . . . . . . .      ($174,363)       ($7,280)       ($1,200)
       Foreign tax rate differential. . . . . . . . . . .         (1,977)           120           (915)
       Non-deductible items . . . . . . . . . . . . . . .         26,727         (1,868)        (3,643)
       NOL's not expected to be utilized. . . . . . . . .        149,613         10,628          5,257
       NOL's utilized . . . . . . . . . . . . . . . . . .            ---         (1,599)           ---
       Reversal of deferred tax liability . . . . . . . .        (44,602)         1,491            ---
       Income taxes refundable. . . . . . . . . . . . . .            ---         (1,065)           ---
       Other, net . . . . . . . . . . . . . . . . . . . .            ---           (237)           (78)
                                                                --------         ------         -----
                                                                ($44,602)          $190          ($579)
                                                                --------         ------         ------
                                                                --------         ------         ------

As of December 31, 1997, the Company's U.S. subsidiaries have regular tax basis NOL's totaling $144,734,000 and alternative minimum tax NOL's of $72,802,000 that expire in 1999 and later years. The regular tax loss carryforwards of the U.S. subsidiaries are not available to offset future alternative minimum taxable income. Included in the net operating loss carryforward not expected to be utilized is $124,078,000 of PGA's net operating losses which is not expected to be utilized following the filing for voluntary administration by PGA. The Company has Canadian NOL's of $27,725,500 that will expire in 2002 and later years and capital loss carryforwards of $22,084,000 which may be carried forward indefinitely.

11.       STOCK OPTIONS

SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1996, and 1995 would have been increased to the pro forma amounts indicated below:

                                           1997           1996           1995
                                        ---------       --------         ------
  Net loss              As reported     ($512,832)      ($21,603)       ($2,953)
                        Pro forma       ($515,764)      ($26,683)       ($5,990)

  Net loss per share    As reported       ($12.40)        ($0.53)        ($0.08)
                        Pro forma         ($12.47)        ($0.65)        ($0.17)

In April 1997, shareholders approved the 1997 Stock Option Plan ("1997 Plan"). Under the 1997 Plan, a maximum of 4,000,000 shares may be granted to directors and employees at not less than 100 percent of the fair market value at the date of grant. Options are fully vested after three years from the date of grant and expire seven years from the date of grant. At December 31, 1997, options to purchase 3,118,722 shares were available for future grants.

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

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.       STOCK OPTIONS, CONTINUED:

least 90 percent of the market value of the stock for non-qualified stock options. Options granted generally become exercisable over the four-year period beginning on the date of grant. At December 31, 1996, options to purchase 45,683 common shares were available for future grants. The 1987 Plan was terminated in April 1997.

The 1989 Non-Employee Directors' Stock Option Plan ("1989 Plan") provides that options to purchase up to 297,000 common shares of the Company may be granted to members of the Board of Directors who are not full-time employees of the Company, at an exercise price equal to the market value of the stock on the date of grant. On April 24, 1996, the number of shares authorized under the 1989 Plan was increased from 225,000 to 297,000. The options are exercisable immediately and generally expire ten years after the date of grant. At December 31, 1996, options to purchase 85,100 shares, were available for future grants. The 1989 Plan was terminated in April 1997.

Information regarding the Company's stock option plans as of December 31, 1997, 1996, and 1995 is presented below:

                                                1997                   1996        1995
                                        -----------------------      ---------   ---------
                                                      Weighted-
                                                      Average
                                                      Exercise
        Options                          Shares         Price         Shares      Shares
                                        ---------     ---------      ---------   ---------
Outstanding at beginning of year . . .  3,360,033      $13.08        2,721,917   1,405,534
Granted. . . . . . . . . . . . . . . .  1,046,678       $7.69        1,176,333   1,607,133
Exercised. . . . . . . . . . . . . . .    (41,100)      $7.56         (234,217)   (157,925)
Canceled . . . . . . . . . . . . . . . (1,152,874)     $12.20         (304,000)   (132,825)
                                        ---------      ------        ---------   ---------
Outstanding at end of year . . . . . .  3,212,737      $11.71        3,360,033   2,721,917
                                        ---------                    ---------   ---------
                                        ---------                    ---------   ---------

Options exercisable at year-end . . .   2,329,830                    2,144,804   1,322,267
Weighted-average fair value
  of options granted during the year.       $3.95                        $3.64       $3.52

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2 percent, expected life of 2.6 years, expected volatility of 50 percent, and no dividend yield.

The following table summarizes information about stock options outstanding at December 31, 1997:

                              Options Outstanding               Options Exercisable
                   ----------------------------------------    ----------------------
                                   Weighted-
                                    Average       Weighted-                 Weighted-
                      Number       Remaining       Average       Number      Average
   Range of        Outstanding    Contractual      Exercise    Exercisable   Exercise
Exercise Prices     at 12/31/97       Life          Price        12/31/97     Price
                   ------------   -----------     ---------    -----------  ---------
 $4.81 - $7.56        699,178          7.2 yrs.      $7.13        599,203       $7.29
 $7.87 - $10.63     1,015,600          5.1 yrs.      $9.45        492,575       $9.93
$10.88 - $12.75       386,093          4.2 yrs.     $11.47        325,268      $11.58
$12.88 - $16.00       560,466          4.8 yrs.     $15.53        361,384      $15.30
$16.13 - $22.88       551,400          3.2 yrs.     $17.96        551,400      $17.96
                   ------------                               -----------
 $4.81 - $22.88     3,212,737          5.1 yrs.     $11.71      2,329,830      $12.22
                   ------------                               -----------
                   ------------                               -----------

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.       EMPLOYEE BENEFIT PLANS

The Company has a savings plan (which qualifies under Section 401(K) of the U.S. Internal Revenue Code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 15 percent of their cash compensation, (12 percent in 1996 and prior years) subject to ERISA limitations. Since January 1, 1997, the Company is required to make a matching cash contribution equal to 70 percent of the employee's contribution up to 4.5 percent of the employee's compensation. In 1996 and prior years, the Company's matching contribution amounted to 75 percent of the employee's contribution up to a maximum of 3 percent. The Company's contributions vest over a three-year period. The Company may, at its discretion, make additional contributions to the plan. During the years ended December 31, 1997, 1996, and 1995, the Company contributed $1,433,000, $924,000, and
$875,000, respectively, to the plan.

The Company had a defined contribution pension plan covering all of its employees who have completed one year of service. The contribution was based upon a percentage of average annual compensation multiplied by the years of service with the Company. Contributions were 100 percent vested after five years of service, and prior service with the Company was considered for vesting purposes. Contributions to the plan totaled $218,000 and $342,000 in 1996 and 1995, respectively. On December 31, 1996, the defined contribution pension plan was terminated and combined with the Company's savings plan.

13.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

RISK MANAGEMENT

In the normal course of its business, the Company reduces its exposure to fluctuations in interest rates, commodity prices, and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments and has established a control environment which includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative instrument activities. The Company does not use derivative financial instruments for trading or speculative purposes.

COMMODITY HEDGING CONTRACTS

Commodity hedging contracts include forward sales, swaps, and put and call option contracts which hedge the effect of price changes on the underlying value of the Company's reserves.

Previously, the Company entered into forward sales contracts to hedge the price risk associated with its gold sales and to assure itself of a fixed future income stream over the lives of its operating mines. These forward sales contracts had been accounted for as hedge transactions. In December 1997 and January 1998, the Company closed out all its forward sales contracts. This was in response to a demand by certain of the Company's lenders who, upon default on any of the debt covenants under the Facility, have the right to set-off any proceeds received from the close-out of forward sales contracts against the balances owing to the lenders.

Contracts closed out in December 1997 and January 1998 have been accounted for as speculative transactions because of the uncertainty related to the delivery against production from sites in voluntary administration or operating in Chapter 11. Contracts closed out in January have been marked-to-market at December 31, 1997, with the fair value recorded in the Consolidated Balance Sheet and Statement of Operations. In total, the Company has recorded an $88,668,000 gain on closeout of these contracts, comprised of $53,003,000 relating to contracts closed out in 1997 and $35,665,000 for mark-to-market adjustments for closeouts in January 1998. This gain has been shown net of any administration costs incurred in closing out the contracts. Proceeds of $30,498,000 were received in cash, with the balance of $58,170,000 used to offset a portion of the foreign currency losses, as discussed below, and the balances owing to the lenders under the Facility (see Note 8).

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, CONTINUED:

FOREIGN CURRENCIES

Previously, the Company entered into foreign exchange contracts to hedge transactions related to firm commitments and contractual obligations denominated in foreign currencies, including debt.

In conjunction with the decision to suspend operations at Mt. Todd in November 1997 (see Note 4), the Company was required by its bank group counterparties to close out contracts with notional amounts totaling $142,198,000, which were scheduled to mature in 1997 and 1998, and recorded a loss of $18,379,000 (which is included in disposition of assets and investments line in the Consolidated Statement of Operations). In December, one of the lenders under the Facility (see Note 8), exercised its right to set-off proceeds from gold forward contract closeouts against amounts owed from the foreign currency contract closeouts. A total of $2,400,000 was set-off against amounts owed to counterparts for foreign contract losses.
The remaining foreign currency losses have not been settled and are included in current liabilities in the Consolidated Balance Sheet.

MARKET RISK

Due to the nature of the precious metals market, the Company is not dependent on its significant customers to provide a market for its refined gold and silver. However, if the Company had to find other smelters to replace those to which zinc, lead, and pyrite concentrates are shipped, the additional transportation costs could be significant. Although it is possible that the Company could be directly affected by weakness in the metals processing business, the Company monitors the financial condition of its customers and considers the risk of loss to be remote.

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

Gold forward contracts which were closed out in January 1998 are valued at the amount received, which approximates the market value of the contracts as of December 31, 1997.

As a result of the Company's Chapter 11 filing subsequent to year-end the Notes and the Facility are subject to compromise, and their fair value cannot be determined. At December 31, 1996, the fair value of these liabilities approximated their carrying value.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.       COMMITMENTS AND CONTINGENCIES

COMMON SHARES ISSUABLE

At December 31, 1997, a total of 14,731,763 authorized common shares were reserved for the following:


               Convertible Subordinated Notes. . . . . . .   7,709,067
               Stock Option Plans. . . . . . . . . . . . .   6,708,834
               Employee Savings Plan . . . . . . . . . . .     313,862
                                                            ----------
                                                            14,731,763
                                                            ----------
                                                            ----------

ZORTMAN EXTENSION PROJECT

A favorable ROD and operating permits for the Zortman Extension Project were granted by the Bureau of Land Management and the Montana Department of Environmental Quality Project in October 1996. Local Indian tribes and the National Wildlife Federation have appealed the governments' actions to the IBLA and Montana State Court. In June 1997, the IBLA granted a stay of the ROD pending review and decision regarding the appeal. With the decision to not proceed with the Zortman Extension Project, the Company believes that the appeals and related legal proceedings have become moot, and will not respond further to the appeals.

LEGAL PROCEEDINGS

QUI TAM LITIGATION

An organization calling itself the North Santiam Watershed Council instituted a lawsuit in Federal District Court in San Francisco against foreign companies with United States operations. The lawsuit alleged that these companies, including Pegasus, had failed to register as foreign agents under the Foreign Agent Registration Act, and that all mining claims and rights received from the federal government by these companies were therefore in violation of the False Claims Act and invalid. The lawsuit was dismissed on March 9, 1998, and the time for appeal has passed.

RECLAMATION, SITE CLOSURE AND REMEDIATION COSTS

All of the Company's operations are subject to reclamation and closure requirements. The Company monitors these requirements and evaluates its accruals for reclamation and closure regularly.

Although the ultimate amount of reclamation and closure costs to be incurred in the future is uncertain, the Company has estimated the aggregate amount of these future costs to be $99,694,000, of which $87,697,000 had been accrued at December 31, 1997. The accrued liability is included in deferred site closure and reclamation on the Consolidated Balance Sheet. The remaining $11,997,000 will be charged to operations over the remaining lives of its mines, on a units of production basis.

In conjunction with the decision not to construct the Zortman Extension Project, the Company accrued the remaining estimated $41,820,000 of closure and reclamation costs at Zortman during 1997. The Company also accrued $9,000,000 for the closure and reclamation of the Mt. Todd Mine after operations were shut down in November 1997 (see Note 4).

In September 1995, outstanding litigation between the Company and LAC Minerals USA, Inc. ("LAC"), was settled. Under the settlement, the Company paid LAC $3,750,000 to be used for reclamation of the Ortiz Project and agreed to equally share all reclamation costs to the extent the total costs exceed $12,000,000. In February 1997, the Company determined that the total reclamation costs are likely to exceed $12,000,000. Accordingly, the Company recorded an accrual of $3,000,000 at December 31, 1996, which reflected

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

management's then current estimate of the Company's share of future costs required to close and reclaim the project. In 1997, the Company accrued an additional $500,000 for future costs at Ortiz.

During 1997, the Company increased its estimates of the future costs to close and reclaim the Basin Creek Mine by $500,000. The increase in estimated costs results primarily from updates to final reclamation estimates at the site.

The Company is required to provide collateral for its reclamation program, which is primarily done through a bonding program collateralized by letters of credit. At December 31, 1997, the Company had outstanding bonds and other financial security totaling $98,100,000. To the extent the Company is unable to provide bonding or other financial security, its ability to maintain its permits at operating sites may be jeopardized. Because of the Company's financial situation, there can be no assurance that bonding will continue to be available at a reasonable cost. As of December 31, 1997, and 1996, the Company had outstanding letters of credit under the Facility, totaling $12,688,000 and $16,625,000, respectively.

Several of the Company's operating mines and exploration projects are located in historic mining districts in the United States, and the Company controls land in many areas where previous mining has taken place. Although no systematic inventory has been performed, mining products (such as tailings) located at these sites may present a future material liability to the Company as state and federal regulatory agencies search for ways to enforce the cleanup of pollutants left by previous operators. As of December 31, 1997, the Company was not aware of any material remedial liabilities which have not been accrued.

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

15.       SHAREHOLDERS' EQUITY

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

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.       SHAREHOLDERS' EQUITY, CONTINUED:

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

16.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 1997, 1996, and 1995, is as follows:

          (In Thousands)                                   1997    1996    1995
                                                           ----    ----    ----
          Cash paid during the year for:
            Interest (net of amounts capitalized). . . .  $1,858  $  593  $ 4,293
            Income taxes, net of refunds . . . . . . . .     ---    (143)    (999)
          Non-cash financing activities:
            Equipment capital leases . . . . . . . . . .     ---   3,424   25,914

The Consolidated Statement of Cash Flows for December 31, 1995, excludes the effects of certain non-cash investing activities relating to the acquisition of a majority interest in PGA (see Note 6). The following is a summary of the non-cash effects of this transaction:


          (In Thousands)                                   1995
                                                           ----
          Increase in:
            Property, plant, and equipment . . . . . . .$ 126,985
                                                         --------
                                                         --------

          (Increase) decrease in:
            Deferred income taxes. . . . . . . . . . . . ($45,060)
            Minority interest. . . . . . . . . . . . . .   23,384
                                                         --------
                                                          (21,676)
                                                         --------
          Net decrease in cash and
            cash equivalents . . . . . . . . . . . . . .($105,309)
                                                         --------
                                                         --------

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



17.       GEOGRAPHIC INFORMATION

The following is a summary of the Company's operations by geographic area for the years ended December 31, 1997, 1996, and 1995.

                            United                  Canada
1997                        States    Australia    and Other      Total
----                       --------   ---------    ---------    --------
IDENTIFIABLE ASSETS. . . . $197,037    $    ---      $4,685     $201,722
REVENUE. . . . . . . . . .  179,798      46,665         ---      226,463
NET LOSS . . . . . . . . . (100,467)   (377,937)    (34,428)    (512,832)

1996
----
Identifiable assets. . . . $241,748    $441,905     $70,555     $754,208
Revenue. . . . . . . . . .  206,522      32,181       1,017      239,720
Net income (loss). . . . .  (21,028)     (2,931)      2,356      (21,603)

1995
----
Identifiable assets. . . . $224,635    $259,758     $95,848     $580,241
Revenue. . . . . . . . . .  224,911      29,261       1,407      255,579
Net income (loss). . . . .    4,936      (4,846)     (3,043)      (2,953)


18.       DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
          PRINCIPLES

The Company prepares its consolidated financial statements in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States. Significant differences between U.S. GAAP and Canadian GAAP and their effects on net income (loss) and per share amounts are described below:

Under Canadian GAAP, cash flows are not required to be discounted in measuring asset impairments. The net loss under Canadian GAAP would not be materially different to that reported under U.S. GAAP.

Under Canadian GAAP, the Company would not have recorded the deferred tax consequences associated with the acquisition of the minority interest in PGA (see Note 6). Under Canadian GAAP, loss before income taxes and income tax benefits for the year ended December 31, 1997, would be reduced by $44,602,000, resulting in no impact on net loss after income taxes. Under Canadian GAAP, property, plant, and equipment would have been $574,338,000 and deferred income taxes would have been $0 as of December 31, 1996.

Under Canadian GAAP, the non-cash financing and investing activities discussed in Note 16 would be included in the Consolidated Statement of Cash Flows. Accordingly, under Canadian GAAP, net cash used in investing activities would be $214,051,000 and $199,792,000 and net cash provided by financing activities would be $169,280,000 and $100,744,000 in the 1996 and 1995 Consolidated Statements of Cash Flows, respectively.

                                 PEGASUS GOLD INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.       QUARTERLY DATA (UNAUDITED)

Selected unaudited quarterly data for the years ended December 31, 1997, and 1996, are as follows:

                                                 First    Second      Third      Fourth
(In Thousands except per share amounts)         Quarter   Quarter    Quarter     Quarter      Total
                                                -------   -------    --------  ---------   ---------
YEAR ENDED DECEMBER 31, 1997:
SALE OF GOLD AND OTHER METALS                   $48,603   $50,603    $77,941     $49,316    $226,463
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
GROSS PROFIT (LOSS)                              $4,987    $4,269    ($2,557)    ($5,974)       $725
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
LOSS FROM OPERATIONS                            ($1,247)    ($854)  ($460,148) ($151,832)  ($614,081)
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
NET INCOME (LOSS)                                  ($15)  ($3,150)  ($432,786)  ($76,881)  ($512,832)
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
NET INCOME (LOSS) PER SHARE                      ($0.00)   ($0.08)    ($10.47)    ($1.85)    ($12.40)
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------

(In Thousands except per share amounts)

Year ended December 31, 1996:
Sales of gold and other metals                  $48,790   $56,958     $66,441    $67,531    $239,720
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
Gross profit (loss)                              $3,878    $4,538      $2,353    ($2,361)     $8,408
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
Loss from operations                            ($1,485)  ($1,830)   ($10,026)  ($11,915)   ($25,256)
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
Net income (loss)                                   $13   ($1,713)    ($7,792)  ($12,111)   ($21,603)
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------
Net income (loss) per share                       $0.00    ($0.04)     ($0.19)    ($0.30)     ($0.53)
                                                -------   -------    --------  ---------   ---------
                                                -------   -------    --------  ---------   ---------

Results for the first quarter of 1997 include a $0.5 million provision for closure and reclamation costs at Basin Creek.

Results for the third quarter of 1997 include property write-downs of $441.1 million (see Note 4), a $9.0 million provision for closure and reclamation of Mt. Todd (see Note 5), $6.2 million in losses on foreign currency contracts (see Note 13), $2.2 million of restructuring charges, and a deferred tax benefit of $44.3 million (see Note 10).

Results for the fourth quarter of 1997 include gains on forward contract closeouts of $88.7 million, property write-downs of $90.3 million (see Note
4), $12.2 million in losses on foreign currency contracts, restructuring charges of $1.9 million, and a $42.3 million provision for closure and reclamation costs at Zortman and the Ortiz Project (see Note 5).

Results for the fourth quarter of 1996 include a $5.0 million charge for a change in the estimated useful lives of certain assets at Mt. Todd, a $3.0 million provision for closure and reclamation cost related to the Ortiz Project, and a $1.0 million impairment loss related to certain Phase I assets at Mt. Todd (see Notes 4 and 5).

Results for the third quarter of 1996 include a $6.5 million provision for closure and reclamation costs at Beal Mountain (see Note 5).

                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE

                                   Not applicable.

                                       PART III

             ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth information regarding persons serving on the Company's Board of Directors, and persons nominated to serve on the Company's Board of Directors. Each Director serves a three-year term. Pursuant to the Company's Articles, the election of directors is on a rotational basis so that, as nearly as possible, the terms of the office of one-third of the directors expire at each annual general meeting. Under the British Columbia Company Act, a majority of the Directors must be Canadian residents.


 NAME, PRINCIPAL OCCUPATION,                                 DIRECTOR    TERM
 RECENT BUSINESS EXPERIENCE                           AGE     SINCE    EXPIRES
--------------------------------------------------------------------------------
 LAWRENCE I. BELL (1)(5)                              60       1995      1998
 Resident of Vancouver, British Columbia, Canada.
 Since 1993, Mr. Bell has been the President and
 Chief Executive Officer of Shato Holdings Ltd., a
 holding company for food (manufacture and retail)
 and real estate interests.  Prior to joining
 Shato, Mr. Bell held numerous key management and
 executive positions including Chairman and
 President of the Westar Group Ltd., a diversified
 holding company (1991 to 1992), and Chairman and
 CEO of B.C. Hydro, a British Columbia government-
 owned utility (1987 to 1991).  Mr. Bell also has
 held positions as Deputy Minister in various
 departments of the British Columbia Government.

 WERNER G. NENNECKER (4)                              44       1992      1998
 Resident of Spokane, Washington, U.S.A.  Mr.
 Nennecker joined the Company in September 1992,
 as Senior Vice President and Chief Operating
 Officer.  In November 1992, Mr. Nennecker assumed
 the position of President and Chief Executive
 Officer and became a Director of the Company.
 Prior to joining the Company, Mr. Nennecker
 worked 18 years in the mining industry with
 Ranchers Exploration and Santa Fe Pacific Gold
 Corporation.  Most recently, he held the
 positions of Executive Vice President of Santa Fe
 Pacific Minerals Corporation and President of
 Santa Fe Pacific Gold Corporation.

 ANTHONY J. PETRINA (3)(4)(5)                         62       1994      1998
 Resident of Vancouver, British Columbia, Canada.
 Mr. Petrina is a registered Professional
 Engineer, and was CEO until October 1992 of
 Placer Dome Inc., an international gold mining
 company.  Prior to serving as CEO, Mr. Petrina
 was Executive Vice President and prior to that,
 Senior Vice President and Chief Operating Officer
 of Placer Dome.  Mr. Petrina is also a Director
 of Inmet Mining Corporation, Miramar Mining
 Corporation, Pacific Rim Mining Corporation,
 WAJAX Limited, and TimberWest Timber Trust.



 NAME, PRINCIPAL OCCUPATION,                                 DIRECTOR    TERM
 RECENT BUSINESS EXPERIENCE                           AGE     SINCE    EXPIRES
--------------------------------------------------------------------------------
 PETER M.D. BRADSHAW (1)(3)                           59       1997      2000
 Resident of Vancouver, British Columbia,
 Canada.  Mr. Bradshaw has been Chairman,
 President and Chief Executive Officer of First
 Point Minerals Corporation, an international
 minerals exploration company, since June 1996.
 He was Senior Vice President from August 1995
 to June 1996, and Vice President from August
 1986 until August 1995 of Orvana Minerals
 Corp., a gold mining company.  From 1977 to
 August 1986, Mr. Bradshaw held various
 management positions with Placer Dome Limited,
 an international gold mining company.  Prior to
 that, he held management positions at Barringer
 Research Limited, a mineral exploration service
 company.  Mr. Bradshaw holds a Doctorate of
 Economic Geology from Durham University in the
 United Kingdom.

 DOUGLAS R. COOK (2)(3)(5)                            72       1991      2000
 Resident of Reno, Nevada, U.S.A.  Since 1986,
 Mr. Cook has been President of Cook Ventures,
 Inc., a geological consulting company.  From
 1985 to 1986, he was Senior Vice President and
 a director of Freeport McMoRan Gold Company and
 from 1974 to 1986, Mr. Cook was President of
 Freeport Exploration Company.  Mr. Cook is
 Chairman of Atlas Corporation, Denver, Colorado
 and a director of Archangel Diamond
 Corporation, Vancouver, British Columbia,
 Canada.  Mr. Cook holds a Doctorate of Science
 in Mining Geology from Colorado School of Mines
 and a Masters of Applied Science degree from
 the University of Toronto.

 PETER R. KUTNEY (2)(3)(4)                            64       1984      2000
 Resident of Calgary, Alberta, Canada.  Mr.
 Kutney has been self-employed as an oil and gas
 consultant since March 1984.  From April 1984
 to December 1986, he was Chairman of Canu
 Resources, Ltd., a precious metals mining
 company.  From January 1981 to November 1983,
 Mr. Kutney was President and from December 1983
 until March 1984, Chairman and Chief Executive
 Officer, of Wharf Resources Ltd., a gold mining
 company.  From 1978 to October 1983, he was
 Chairman and Chief Executive Officer of Coseka
 Resources Ltd., an oil and gas company.  Mr.
 Kutney is a director of Vintage Resources Inc.
 and Shamrock Resources Inc.

 LINDSAY D. NORMAN (1)(2)(4)                          60       1987      1999
 Resident of Butte, Montana, U.S.A.  Dr. Norman
 has been President of Montana Tech since July
 1, 1986.  Prior to that, Dr. Norman was Vice
 President and Technical Director of the Chase
 Manhattan Bank in New York (1984-1986), a Vice
 President of Jones & Laughlin (LTV) Steel Corp.
 (1981-1984), and Director of the U.S. Bureau of
 Mines (1979-1981).  Prior to that, he held
 management, planning and research positions
 with the Bureau of Mines and E.I. duPont
 DeNemours & Co.



 NAME, PRINCIPAL OCCUPATION,                                 DIRECTOR    TERM
 RECENT BUSINESS EXPERIENCE                           AGE     SINCE    EXPIRES
--------------------------------------------------------------------------------
 FRED C. SCHULTE (4)(5)                               51       1993      1999
 Resident of Chicago, Illinois, U.S.A.  Mr.
 Schulte has been the President and Chief
 Executive Officer of Elgin National Industries,
 Inc. since 1988.  Prior to joining Elgin, Mr.
 Schulte held a number of key management and
 executive positions with Santa Fe Southern
 Pacific Corporation, most recently as Vice
 President, Executive Department.

 MICHAEL A. GRANDIN(1)(2)                             53       1996      1999
 Resident of Calgary, Alberta, Canada, Mr.
 Grandin has been Executive Vice President and
 Chief Financial Officer of Canadian Pacific
 Limited, an operating company concentrated in
 three core areas:  energy, transportation and
 hotels, since December 1997.  Prior to that, Mr.
 Grandin was Vice Chairman and Director of
 Midland Walwyn Capital Inc. since 1996.  Prior
 to that, Mr. Grandin was a Director and the
 President and Chief Executive Officer of Sceptre
 Resources (1994 to 1996), Senior Vice President
 and Chief Financial Officer of PanCanadian
 Petroleum Ltd. (1990 to 1994), and a Managing
 Director of ScotiaMcLeod Inc. (1986 to 1990).
 Prior to that, Mr. Grandin held a number of key
 management and executive positions at Dome
 Petroleum Ltd. and other companies.

--------------------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.
(3)  Member of Environmental Committee.
(4)  Member of Executive Committee.
(5)  Member of Corporate Governance and Nominating Committee.

EXECUTIVE OFFICERS

The Company's executive officers are appointed annually by the Board of Directors to serve for the ensuing year or until the successors have been appointed. Information regarding the Company's executive officers, as of April 30, 1998, is included under the caption "Executive Officers of the Company" appearing in Part I of this Annual Report on Form 10-K. The following former executive officers served the Company during some or all of fiscal year 1997 that have since left:



NAME                     AGE                 FORMER POSITION
Phillips S. Baker Jr.    38        Vice President, Finance and Chief Financial Officer
Terry D. Bauer           49        Vice President, Environmental and Governmental Affairs
Eric B. Ovlen            54        Vice President, Administration
James P. Geyer           44        Vice President, Operations

PHILLIPS S. BAKER, JR. joined the Company in January 1994, as Vice President, Finance and Chief Financial Officer. Prior to joining Pegasus, Mr. Baker worked seven years for Battle Mountain Gold Company, most recently as Treasurer. He also worked as a public accountant for Arthur Andersen & Company. He is an Attorney and Certified Public Accountant. Mr. Baker left the Company in March 1998.

TERRY D. BAUER joined the Company in October 1990 and was appointed Vice President, Environmental and Governmental Affairs in April 1994. Prior to joining Pegasus, he served one year as Manager of Reclamation Services for Morrison-Knudsen, Inc. and eight years as Vice President of Sunbelt Mining Company, a mineral resource subsidiary of Public Service Company of New Mexico, with responsibility for engineering and environmental management. Mr. Bauer left the Company in October 1997.

ERIC B. OVLEN joined the Company in October 1994 as Vice President, Administration. Mr. Ovlen brought 20 years of general management, administration, and human resources experience with multinational companies to Pegasus. Mr. Ovlen spent the last five years before he joined the Company, as Vice President of Administration at Oki Semiconductor of Sunnyvale, California. Mr. Ovlen left the Company in October 1997.

JAMES P. GEYER joined the Company in 1987 and was appointed Vice President, Operations in October 1995. Prior to joining the Company, Mr. Geyer worked 13 years for ASARCO and AMAX in various operating and engineering positions. Mr. Geyer is a mining engineer from the Colorado School of Mines. Mr. Geyer left the Company in February 1997.

FAMILY RELATIONSHIPS

There are no family relationships between any of the nominees, directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Under the securities laws of the United States, the Company's directors and executive officers, and any persons holding more than 10 percent of the Company's Common Shares, are required to report their initial ownership of the Company's Common Shares and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission") and the U.S. Stock Exchange upon which the Company's Common Shares are listed for trading. Throughout 1997 and until they were delisted on January 16, 1998, the Company's Common Shares traded in the U.S. on the American Stock Exchange. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement and Information Circular any failure to file by these dates. No Company officer or director has failed to timely file any such reports in 1997. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Under the Securities Exchange Act of 1934, as amended, and certain rules promulgated thereunder, the Company is required to disclose in this Annual Report the involvement of the Company's directors, director nominees and executive officers in certain legal proceedings, including bankruptcy proceedings under U.S. bankruptcy laws affecting the Company. On January 16, 1998, the Company filed a Voluntary Petition for Relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code before the U.S. Bankruptcy Court in Reno, Nevada. The circumstances surrounding that filing are discussed in "Items 1 and 2 - Business and Properties."

                           ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries for the fiscal year ended December 31, 1997, to or on behalf of the Company's Chief Executive Officer and each of the six other most highly compensated executive officers of the Company (four of which remained executive officers at the end of the Company's fiscal year and all of which are hereafter referred to as the "Named Executive Officers"). The table also discloses their compensation for the years 1995 and 1996.

                              SUMMARY COMPENSATION TABLE


                                                                                                       LONG-TERM
                                                      ANNUAL COMPENSATION                         COMPENSATION AWARDS
                                         -------------------------------------------------------------------------------
                                                                                               SECURITIES
                                                                                               UNDERLYING     ALL OTHER
NAME, AGE AND PRINCIPAL                               SALARY          BONUS          OTHER       OPTIONS    COMPENSATION
     POSITION                            YEAR         ($)(1)         ($)(1)         ($)(2)         (#)         ($)(3)
-----------------------------            -------------------------------------------------------------------------------
Werner G. Nennecker, 44                  1997       350,000         280,000            ---        136,600         11,613
President, Chief Executive               1996       350,000         158,620            499        172,400          8,029
Officer                                  1995       353,719         300,000            ---        154,300          7,240

Michael L. Clark, 53                     1997       163,125             ---            ---         75,000          1,461
Senior Vice President,                   1996           N/A             N/A            N/A            N/A            N/A
Chief Operating Officer                  1995           N/A             N/A            N/A            N/A            N/A

Phillips S. Baker, Jr.(4), 38            1997       180,000             ---            ---         40,900          7,534
Vice President, Finance                  1996       175,233          45,873            ---         72,700          6,185
and Chief Financial Officer              1995       165,700          87,302          3,578         76,600          6,171

Robert A. Lonergan, 53                   1997       186,000             ---            ---         41,300          8,818
Senior Vice President,                   1996       164,667          45,915         22,216         67,800          8,062
General Counsel and                      1995        75,602          43,450          8,570         42,100            720
Corporate Secretary

Terry D. Bauer (5), 49                   1997       120,746          33,484            ---         36,200        418,901
Vice President,                          1996       144,067          40,295            ---         61,600          7,427
Environmental and                        1995       138,300          68,854            ---         53,100          6,376
Governmental Affairs

Thomas H. Burkhart, 48                   1997       122,800           ---              ---         44,600          7,536
Vice President, Exploration              1996         9,823          28,849            ---          4,800            487
                                         1995       101,397          23,933            ---         12,700            455

Eric B. Ovlen (6), 54                    1997       112,663          31,548            ---         34,800        409,070
Vice President,                          1996       132,200          37,649            ---         58,800          8,872
Administration                           1995       139,667          71,422          1,343         49,800          8,270


--------------------
(1) Amounts shown are U.S. dollars and include cash and non-cash compensation paid to or accrued on behalf of the Named Executive Officers, as well as amounts earned but deferred at the election of those officers.
(2) Amounts shown include tax reimbursement payments and, to the extent such payments exceeded the lesser of $50,000 or 10 percent of such Named Executive Officer's total annual salary and bonus, perquisites and other personal benefits or property received from the Company by any Named Executive Officer for the last fiscal year.
(3) Amounts shown in this column for the last fiscal year are derived from the following: Mr. Nennecker: annual Company payment to defined contribution plans ("DCP") of $7,125 and Company paid life insurance premiums of $4,488;
     (ii) Mr. Baker:  annual

     Company payment to the DCP of $7,125 and Company paid life insurance premiums of $409; (iii) Mr. Lonergan: annual Company payment to the DCP of $7,125 and Company paid life insurance premiums of $1,693; (iv) Mr. Bauer: annual Company payments to the DCP of $7,125, severance and outplacement payment of $410,770, and Company paid life insurance premiums of $1,006;
     (v) Mr. Clark: annual Company payments to the DCP of $1,041 and Company paid life insurance premiums of $420; (vi) Mr. Burkhart: annual payments to the DCP of $6,948 and Company paid life insurance premiums of $588;
     (vii) Mr. Ovlen: annual Company payments to the DCP of $7,125, severance and outplacement payment of $399,030, and Company paid life insurance premiums of $3,921.
(4)  Mr. Baker left the Company in March 1998.
(5)  Mr. Bauer left the Company in October 1997.
(6)  Mr. Ovlen left the Company in October 1997.

STOCK OPTIONS, STOCK APPRECIATION RIGHTS, STOCK AWARDS, AND UNIT AWARDS

The following table contains information concerning the grant of stock options under the Company's 1997 Stock Plan to the Named Executive Officers. During 1997, the Company did not grant any stock appreciation rights, or award stock or units, to the Named Executive Officers.

                                OPTION GRANTS IN 1997


                                                  INDIVIDUAL GRANTS
                            ---------------------------------------------------------
                                             % OF TOTAL
                               NUMBER OF       OPTIONS
                              SECURITIES     GRANTED TO                                       POTENTIAL REALIZABLE
                              UNDERLYING      EMPLOYEES                                         VALUE AT ASSUMED
                                OPTIONS     & DIRECTORS        EXERCISE                       RATES OF STOCK PRICE
                                GRANTED      IN FISCAL          PRICE       EXPIRATION          APPRECIATION FOR
     NAME                       (#)(1)         YEAR            ($/SH)          DATE               OPTION TERM
-------------------------   ---------------------------------------------------------------------------------------
                                                                                                5%($)         10%($)
                                                                                         --------------------------
Werner G. Nennecker              136,600          13.1%          8.375      4/30/2004       $465,733     $1,084,356
Michael L. Clark                  75,000           7.2%          6.875       5/1/2004        209,911        489,182
Phillips S. Baker, Jr.            40,900           3.9%          8.375      4/30/2004        139,447        324,971
Robert A. Lonergan                41,300           3.9%          8.375      4/30/2004        140,811        328,149
Terry D. Bauer                    36,200           3.5%          8.375      4/30/2004        123,423        287,627
Thomas H. Burkhart                17,482           1.7%          8.375      2/24/2004         59,604        138,903
                                   1,918           0.2%          8.375      2/24/2004          6,539         15,239
                                     200           0.0%          6.875       5/1/2004            560          1,304
                                  25,000           2.4%          4.813      7/29/2004         48,984        114,154
Eric B. Ovlen                     34,800           3.3%          8.375      4/30/2004        118,649        276,504


Total Grants in 1997           1,046,678


--------------------
(1) The 1997 Stock Plan (the "1997 Plan"), which became effective on January 8, 1997, provides for the granting of stock options, stock awards, stock appreciation rights and unit awards to officers and employees of the Company and its subsidiaries. The 1997 Plan is administered by the Compensation Committee of the Board.

     Under the terms of the 1997 Plan, stock options may be granted in the form of incentive stock options (as defined in Section 422 of the Internal Revenue Code) or non-qualified-qualified stock options. Options granted are generally exercisable for up to ten (10) years following the date of grant at exercise prices equal to the fair market value of the Common Shares, as determined by reference to the closing price on a recognized stock exchange, on the date of the grant.

     Payment of the exercise price of an option may be made in cash or, with the consent of the Compensation Committee, in Common Shares or a combination thereof. Options may be subject to such additional or different terms and conditions not inconsistent with the 1997 Plan as are prescribed by the Compensation Committee. The Compensation Committee has the power to permit an acceleration of the exercise terms of an option granted pursuant to the 1997 Plan upon such circumstances, and subject to such terms and conditions, as the Committee deems appropriate, including a change in control of the Company.

     Options granted in 1997 were granted for a term of seven years with 25 percent of the option shares covered thereby becoming exercisable on the grant date (subject to insider trading rules) and with an additional 25 percent of the option shares becoming exercisable on each anniversary date, with full vesting occurring on the third anniversary date. Under the terms of the Company's 1997 Plan, the Compensation Committee retains discretion, subject to plan limits (and with the approval of The Toronto Stock Exchange and the Montreal Exchange), to modify the terms of outstanding options, and to reprice the options.

     The 1997 Stock Plan also permits the Compensation Committee to authorize the issuance of stock appreciation rights, stock awards and unit awards. No stock appreciation rights were granted and no stock awards or unit awards were made in 1997.

OPTION EXERCISES AND YEAR-END HOLDINGS

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during the year ended December 31, 1997, and unexercised options held as of the end of 1997:

                         AGGREGATED OPTION EXERCISES IN 1997
                              AND YEAR-END OPTION VALUES

                                                            NUMBER OF
                                                           SECURITIES
                                                           UNDERLYING
                                 SHARES                   UNEXERCISED         VALUE OF UNEXERCISED
                                ACQUIRED                   OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                  ON           VALUE      YEAR-END (#)            YEAR-END ($)
                                EXERCISE      REALIZED    EXERCISABLE/     EXERCISABLE/UNEXERCISABLE
     NAME                         (#)           ($)      UNEXERCISABLE               (1)
----------------------------   ---------------------------------------------------------------------
Werner G. Nennecker               ---            ---     516,275/78,625             --/--
Michael L. Clark                  ---            ---      18,750/56,250             --/--
Phillips S. Baker, Jr.            ---            ---     224,825/28,175
Robert A. Lonergan                ---            ---     103,750/36,925             --/--
Terry D. Bauer                    ---            ---         ---/---                --/--
Thomas H. Burkhart                ---            ---      42,275/31,125             --/--
Eric B. Ovlen                     ---            ---         ---/---                --/--


--------------------
(1) Market value of underlying securities at December 31, 1997, minus the exercise price of "in-the-money" options.

REPRICING, REPLACEMENT OR CANCELLATION AND REGRANT OF OPTIONS

The Company did not adjust or amend the exercise price of stock options previously awarded to any of the Named Executive Officers during 1997.

LONG-TERM INCENTIVE PLANS

The Company did not grant any long-term incentive compensation to any of the Named Executive Officers during 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Lindsay D. Norman (Chairman), Douglas R. Cook, Peter R. Kutney, and Michael A. Grandin. None of the Compensation Committee members serve or have served as officers or employees of the Company or its subsidiaries.

DIRECTORS' FEES AND OPTIONS

Each Director who is not an employee of the Company receives an annual Director's fee of $15,000 and an annual meeting fee of $20,000 regardless of the number of Board or committee meetings scheduled. Mr. Schulte, the Chairman of the Board, receives an additional annual fee of $21,000. Committee chairmen of the Audit, Compensation, Environmental and Corporate Governance and Nominating Committees (other than

Mr. Schulte) are paid an additional $5,000 annually. Directors are reimbursed for their travel and other expenses incurred in attending Board and committee meetings.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with each of the Named Executive Officers and certain other executive officers. The agreements, except as discussed below, provide for an immediate benefit to the employee upon termination by the Company without cause, by the employee for good reason, upon the death or disability of the employee or upon termination after a Change of Control, as defined in the agreements. The agreements provide that the employee will receive a lump sum amount equal to twice his current salary and employment search assistance upon termination for other than cause. The employee will receive a lump sum amount equal to two and one-half times his current annual salary if termination other than for cause occurs following a Change of Control, except for Mr. Nennecker, who will receive a lump sum amount equal to three times his current annual compensation, which includes bonus. If the employee dies or is disabled, compensation equal to six months' salary will be paid. The agreements also provide that after a Change in Control, all options will become immediately vested and require that other benefits, such as life and health insurance, be continued for a period of 12 months (24 months on termination other than for cause following a Change of Control). In addition, upon termination following a Change of Control, the Company will provide relocation benefits and price protection equal to the original purchase price plus improvements on the sale of the employee's residence. The term "Change of Control" is defined, for purposes of the agreements, as an event whereby any person, corporation, or other entity or group acquires, directly or indirectly, securities of the Company representing 20 percent of the combined voting power of the Company's then outstanding voting securities, or two incumbent directors are replaced by individuals who are not supported by management. These employment agreements are executory contracts, and under the Bankruptcy Laws may be assumed, rejected, or renegotiated. The contracts are currently being renegotiated.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE

OVERVIEW OF COMPENSATION POLICY AND COMPONENTS

The Company's compensation policy as established by its Board is intended to provide competitive compensation to all employees, giving consideration to the relative contribution and performance of each individual employee. It is the Company's policy to compensate its executive officers at levels consistent with industry norms, primarily in the form of base salary, together with incentive compensation at targeted percentages of base salary. In addition, it is the Company's policy to grant stock options annually to each of its executive officers in amounts based upon the officer's responsibility and accountability so as to align their interests with the creation of shareholder value and to encourage their continuation with the Company. The precious metals mining industry is competitive with respect to recruitment and retention of qualified personnel; accordingly, during 1997 the Company's management acted to ensure that the Company's compensation practices were competitive with other producers of precious metals, thereby enabling it to attract and retain key employees.

For 1997, executive compensation consisted of three components: base salary, annual incentive opportunity, and long-term incentives (including stock options). Determining the compensation levels of the Company's executive officers is the responsibility of the Board, through its Compensation Committee (the "Committee"), which has overall responsibility for the Company's compensation policies to senior management. The Committee makes recommendations to the Board as to the salaries, incentive opportunities, and stock options awarded to the Company's Chief Executive Officer (the "CEO") and other executive officers.

In 1996, the Committee retained the services of an independent consultant to assist the Committee in setting base salary and incentive awards for the CEO and the executive officers by providing advice and survey information with respect to compensation paid by 13 medium-to-large-sized mining companies, which generally produce in excess of 200,000 ounces of gold annually (the "Comparison Group"). The Committee believes that the Comparison Group provides a more meaningful comparison than the broad-based peer group used in the performance graph because the Comparison Group companies are similar in size to the Company and compete directly with the Company for qualified personnel.

BASE SALARIES

For 1997, base salary ranges for the CEO and the other executive officers were established based upon surveys of similar positions in the Comparison Group. Placement within the range reflects the Committee's evaluation and assessment of the individual performance of each executive officer, time in position, and the overall financial condition of the Company. Base salaries are generally set at a level which is approximately equal to the 50th percentile of the comparable position in the Comparison Group.

INCENTIVE COMPENSATION

The Committee determined that the goals of the Company's compensation policies would be achieved if the Company's executive officers were given the opportunity to earn, when performance warranted, cash compensation at levels that would place them at or about the 75th percentile with respect to overall compensation received by executive officers holding comparable positions with companies in the Comparison Group. Accordingly, the Committee determined that the CEO should be eligible for an incentive opportunity target of 80 percent of base salary, each Senior Vice President eligible for an incentive opportunity of 50 percent of base salary, each Vice President eligible for an incentive opportunity target of 44 percent of base salary, and the other officers were eligible for an incentive opportunity target of 30 percent of base salary.

In late 1995, the Committee adopted new annual and long-term incentive plans for executives designed to motivate executives to focus on and successfully manage those activities which have the greatest impact on the creation of shareholder value. These plans, which were effective for 1997, are driven by three fundamental performance measures ("value drivers") which the Committee believes have a direct impact on the creation of shareholder value: increased production, increased ore reserves, and increased cash available from growth.

The Annual Incentive Plan provides executives the opportunity to earn annual performance units, which are redeemed at the end of each year. One-half of the executives' target unit award is fixed at the beginning of the plan year, based on predetermined Company performance levels associated with each value driver: cash flow for growth, production, and net reserve increases.

In addition, variable units may be earned by an executive by meeting certain individual objectives in support of the three value drivers. An executive may earn up to two times his or her fixed unit award, depending on the level of accomplishment of his or her individual objectives.

The Value Creation Incentive Plan provides a long-term award opportunity for sustained performance by meeting three-year performance objectives tied to the three value drivers. The Plan creates a weighted market capitalization value for the Company based on its current levels of cash flow, production, and reserves. Participants receive value units commensurate with their accountability and responsibility for long-term value creation. The value units will increase or decrease in value over the three-year term of the grant, depending on whether cash flow, production, and reserves are increased or eroded. Participants will receive any increase in value of the units in cash, stock, stock options, or a combination of these.

Because of the financial condition of the Company, the Committee determined that no incentive compensation would be paid to the executive officers employed at year-end. In the fourth quarter, Mr. Nennecker received an amount equal to his target bonus as a measure to secure his retention through the Company's financial difficulties. Bonuses were paid to Messrs. Bauer and Ovlen as part of their respective severance packages.

STOCK OPTIONS, STOCK APPRECIATION RIGHTS, STOCK GRANTS AND UNIT GRANTS

Stock options are granted each year to the Company's employees, including the CEO and the Named Executive Officers, to encourage management of the Company from the perspective of an owner with an equity interest in the business, and to encourage the employees to continue as employees of the Company. Stock options granted to all employees eligible to receive awards, including the CEO and each Named Executive Officer, are based on the employee's overall position of responsibility and accountability, taking into account the participant's recent performance and ability to effect long-term value creation. In addition, each time an employee changes positions and assumes increased responsibilities, the Committee awards the employee options based on the Committee's subjective assessment of the nature and importance of the increased responsibilities assumed.

On February 18, 1997, the Committee elected to award Mr. Nennecker options to purchase 136,600 Common Shares, under the 1997 Stock Plan, providing that the Plan was approved by the shareholders at the Company's Annual General Meeting on April 30, 1997. At this time, other Named Executive Officers, except Mr. Clark, received annual grants to purchase from 34,800 to 41,300 Common Shares, under the 1997 Stock Plan, providing that the Plan was approved by the shareholders at the Company's Annual General Meeting on April 30, 1997. The exercise price of such options was $8.375 per share, the fair market value of the underlying Common Shares on the date the options were granted, based on the closing price of the Common Shares on the American Stock Exchange on such date. On May 1, 1997, the Committee elected to award Mr. Clark options to purchase 75,000 Common Shares. The exercise price of such option was $6.875 per share, the fair market value of the underlying Common Shares on the date the options were granted, based on the closing price of the Common Shares on the American Stock Exchange on such date.

POLICY WITH RESPECT TO THE DEDUCTIBILITY OF COMPENSATION

To qualify the deductibility of compensation for Untied States federal income tax purposes, it is the Company's policy to meet the requirements for exclusion from the limit on deductibility imposed by Section 162(m) of the Internal Revenue Code by paying performance-based compensation, if possible. With respect to cases in which it is not possible to meet the requirements for exclusion from Section 162(m) of the Code, the Company intends to minimize any award of compensation in excess of the limit.

     COMPENSATION COMMITTEE

     Lindsay D. Norman, Chairman
     Douglas R. Cook
     Peter R. Kutney
     Michael A. Grandin

FIVE YEAR TOTAL RETURN GRAPH

The following chart compares total cumulative shareholder return for $100 invested in Common Shares of the Company on December 31, 1992 with the cumulative total return of the S&P 500 Index and the TSE Gold & Silver Index for the five most recently completed fiscal years.




                                       [GRAPH]



                            1992     1993       1994     1995     1996     1997
                          -----------------------------------------------------
 Pegasus Gold Inc.           100      148         76       93       51        4
 S&P 500 Index               100      107        105      141      170      223
 TSE Gold & Silver Index     100      204        183      198      215      122


                 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the outstanding Common Shares of the Company, as of April 30, 1998, by each person known to the Company to own beneficially more than 5 percent of such Common Shares, and by each Director, each nominee for Director, and each officer named in the summary compensation table set out under the heading "Compensation Summary" below. Except as otherwise indicated, each named beneficial owner has voting and investment power with respect to the shares set forth opposite the owner's name.


                                                        Number of   Percent of
                                                          Common       Common
                                                        Shares (1)   Shares (2)
                                                       ------------------------
Alleghany Corporation (3). . . . . . . . . . . . .      3,000,000        7.17%

Lawrence I. Bell . . . . . . . . . . . . . . . . .         25,533            *

Peter M.D. Bradshaw. . . . . . . . . . . . . . . .         20,278            *

Douglas R. Cook. . . . . . . . . . . . . . . . . .         57,233            *

Michael A. Grandin . . . . . . . . . . . . . . . .         23,933            *

Peter R. Kutney. . . . . . . . . . . . . . . . . .        101,900            *

Werner G. Nennecker. . . . . . . . . . . . . . . .        516,275        1.23%

Lindsay D. Norman. . . . . . . . . . . . . . . . .         57,800            *

Anthony J. Petrina . . . . . . . . . . . . . . . .         33,600            *

Fred C. Schulte. . . . . . . . . . . . . . . . . .         43,300            *

Michael L. Clark . . . . . . . . . . . . . . . . .         20,000            *

Phillips S. Baker, Jr. . . . . . . . . . . . . . .        226,225            *

Terry D. Bauer . . . . . . . . . . . . . . . . . .            ---          ---

Robert A. Lonergan . . . . . . . . . . . . . . . .        103,750            *

Thomas H. Burkhart . . . . . . . . . . . . . . . .         42,960            *

Eric B. Ovlen. . . . . . . . . . . . . . . . . . .            ---          ---

Directors and Executive Officers as a Group (4). .      1,425,933        3.41%

--------------------
(*)  Less than 1 percent.

(1) Includes Common Shares subject to options exercisable within 60 days of May 1, 1998 as follows: Mr. Bell: 24,533 shares; Mr. Bradshaw: 17,278 shares; Mr. Cook: 55,233 shares; Mr. Grandin 22,933 shares; Mr. Kutney: 99,900 shares; Mr. Nennecker: 516,275 shares; Dr. Norman 56,800 shares; Mr.
     Petrina: 32,600 shares; Mr. Schulte: 42,300 shares; Mr. Clark: 18,750 shares; Mr. Baker: 224,825 shares; Mr. Bauer: -0- shares; Mr. Lonergan:
     103,750 shares; Mr. Burkhart: 42,275 shares; Mr. Ovlen:-0- shares.
(2)  Based on 41,834,086 Common Shares outstanding as of May 1, 1998.
(3) The business address of Alleghany Corporation is 375 Park Avenue, New York, NY 10152.
(4)  Includes the Named Executive Officers and two other executive officers.

               ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 1997, Mr. Nennecker was indebted to the Company under a non-interest bearing loan made to him in connection with his employment. The largest amount of debt outstanding in this regard during such year was $458,481, and the amount outstanding as of May 7, 1998, was $30,126.

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

          4.3     Indenture dated as of April 15, 1995, between Pegasus
                  Gold Inc. And the Bank of New York respecting U.S.
                  $115,000,000 6.25% Convertible Subordinated Notes Due
                  2002 (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K for the year ended December 31,
                  1995).

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

          10.2    Amended and Restated Employee Savings Plan of Pegasus
                  Gold Corporation as amended October 1, 1988, and October
                  25, 1996, (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the year ended December
                  31, 1988).

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

          10.5*   1997 Stock Plan, dated January 8, 1997.

          10.6*   Employment Agreement dated November 15, 1997, between
                  Robert A. Lonergan, Pegasus Gold Inc., and Pegasus Gold
                  Corporation.

          10.7*   Employment Agreement dated November 15, 1997, between
                  Werner G. Nennecker, Pegasus Gold Inc. and Pegasus Gold
                  Corporation.

          10.8*   Employment Agreement dated November 15, 1997, between
                  Michael L. Clark, Pegasus Gold Inc. and Pegasus Gold
                  Corporation.

          10.9*   Employment Agreement dated November 26, 1997, between
                  Michelle G. Viau, Pegasus Gold Inc. and Pegasus Gold
                  Corporation.

          10.10   Lease Agreement between Caterpillar Financial Services
                  Corporation and Pegasus Gold Corporation, dated June 15,
                  1991; Lease Supplement No. 1 between Caterpillar
                  Financial Services Corporation and Pegasus Gold
                  Corporation, dated June 19, 1991; Bill of Sale from
                  Pegasus Gold Corporation; Tax Indemnity Agreement between
                  Caterpillar Financial Services Corporation and Pegasus
                  Gold Corporation, dated June 15, 1991; Guaranty Agreement of Pegasus Gold Inc., dated June 15, 1991; Letter
                  Agreement between Caterpillar Financial Services
                  Corporation

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

          11.1*   A Statement of Computation of Earnings Per Share.

          21.1*   Subsidiaries of Registrant.

          23.1*   Consent of Independent Auditors of Registrant.

          28.1*   Form 11-K - Annual Report of the Pegasus Gold Employee
                  Savings Plan. (1)
                  (1)  To be filed by amendment.

          (b)     Reports on Form 8-K
                  December 17, 1997
                  Item 5 - News release announcing Pegasus Gold Australia
                  Pty. Ltd. voluntarily appointed administrators of that company in Australia.

                  January 9, 1998
                  Item 5 - News Release announcing that the lenders under the Company's Revolving Credit Facility have notified the Company that the indebtedness thereunder has been accelerated and that such lenders off-set amounts they owe the Company under various hedging contracts.

                  January 30, 1998
                  Item 3 - News release announcing that the Company and certain of its subsidiaries had filed voluntarily to reorganize under Chapter 11 of the Bankruptcy Code.

                  Item 5 - News releases announcing the delisting of the Company's Common Stock from the American Stock Exchange, notification of the suspension of trading of Common Stock of the Company on the Toronto Stock Exchange, and the reopening for trading of the Company's Common Stock on the Montreal Exchange.

                  April 6, 1998
                  Item 5 - News releases announcing the promotion of Michelle G. Viau to Vice President, Chief Financial
                  Officer, replacing Phillips S. Baker, Jr., and ore reserves and resources as of December 31, 1997, combined with a 1997 production and exploration update. Also, the filing of the first monthly report with the U.S. Bankruptcy Court in Reno, Nevada, for the period
                  January 16, 1998 through February 28, 1998.

                  April 21, 1998
                  Item 5 - News release announcing the Company's 1997 year-end results. Also, the filing of the Company's second monthly report with the U.S. Bankruptcy Court in Reno, Nevada, for the period March 1, 1998 through March
                  31, 1998.


                                  PEGASUS GOLD INC.
                                      FORM 10-K
                                  DECEMBER 31, 1997

                                       PART IV


                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) and the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEGASUS GOLD INC.

Date: May 15, 1998              By:    /s/ Werner G. Nennecker
     -------------                 ------------------------------------------
                                   Werner G. Nennecker, President and
                                   Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: May 15, 1998              By:    /s/ Michelle G. Viau
     -------------                 ----------------------------------------
                                   Michelle G. Viau, Vice President,
                                   Finance and Chief Financial Officer

                                  PEGASUS GOLD INC.
                                      FORM 10-K
                                  DECEMBER 31, 1997

                                       PART IV

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 15, 1998                 By: /s/ Lawrence I. Bell
      ------------               -----------------------------------------------
                                   Lawrence I. Bell


Date: May 15, 1998                 By: /s/ Peter M.D. Bradshaw
      ------------               -----------------------------------------------
                                   Peter M.D. Bradshaw


Date: May 15, 1998                 By: /s/ Douglas R. Cook
      ------------               -----------------------------------------------
                                   Douglas R. Cook


Date: May 15, 1998                 By: /s/ Michael A. Grandin
      ------------               -----------------------------------------------
                                   Michael A. Grandin


Date: May 15, 1998                 By: /s/ Peter R. Kutney
      ------------               -----------------------------------------------
                                   Peter R. Kutney


Date: May 15, 1998                 By: /s/ Werner G. Nennecker
      ------------               -----------------------------------------------
                                   Werner G. Nennecker


Date: May 15, 1998                 By: /s/ Dr. Lindsay D. Norman
      ------------               -----------------------------------------------
                                   Dr. Lindsay D. Norman


Date: May 15, 1998                 By: /s/ Anthony J. Petrina
      ------------               -----------------------------------------------
                                   Anthony J. Petrina


Date: May 15, 1998                 By: /s/ Fred C. Schulte
      ------------               -----------------------------------------------
                                   Fred C. Schulte


84