Form 10-Q
period 1998-03-31
PEGASUS GOLD INC
filed 1998-08-14
CIK 746961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 ------------

                                  FORM 10-Q


     (Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12207

                                 ------------

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

                                 ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes         No   X
                                        -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                   41,834,086
         Common Shares, without par value, outstanding at July 31, 1998

                               PEGASUS GOLD INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX

                         PART I. FINANCIAL INFORMATION


                                                                         Page
Item #1

          CONSOLIDATED BALANCE SHEETS
            MARCH 31, 1998 AND DECEMBER 31, 1997. . . . . . . . . . . . .  3
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997. . . . . . . . . .  4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997. . . . . . . . . .  5

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THREE MONTHS ENDED MARCH 31, 1998 AND
            YEAR ENDED DECEMBER 31, 1997  . . . . . . . . . . . . . . . .  6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . .  7


Item #2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . 10



                            PART II. OTHER INFORMATION

Item #6

          EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 14

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 15

In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                              PEGASUS GOLD INC.
                            DEBTOR-IN-POSSESSION
                         CONSOLIDATED BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                               (In Thousands)


                                                                         1998           1997
                                                                       ---------      ---------
                                           ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .          $30,613        $22,638
  Forward contracts . . . . . . . . . . . . . . . . . . . . . .            ---           35,665
  Due from sales of products. . . . . . . . . . . . . . . . . .           19,202         18,766
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .           26,864         25,086
  Other current assets. . . . . . . . . . . . . . . . . . . . .            5,411          6,036
                                                                       ---------      ---------
    Total current assets . . . . . . . . . . . . . . . . . . .            82,090        108,191

Investments. . . . . . . . . . . . . . . . . . . . . . . . . .             1,553          1,795
Property, plant, and equipment, net. . . . . . . . . . . . . .            80,847         84,700
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .             4,295          7,036
                                                                       ---------      ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .          $168,785       $201,722
                                                                       ---------      ---------
                                                                       ---------      ---------

                                         LIABILITIES

Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable and other current liabilities . . . . . .            $6,413        $10,632
    Accrued salaries, wages, and benefits. . . . . . . . . . .             3,847          3,061
    Current portion of capital lease obligations . . . . . . .             ---            3,872
    Accrued care and maintenance . . . . . . . . . . . . . . .             3,096          4,413
    Long-term debt . . . . . . . . . . . . . . . . . . . . . .             ---          203,266
    Mining taxes payable . . . . . . . . . . . . . . . . . . .             3,673          3,737
    Foreign currency contracts . . . . . . . . . . . . . . . .             ---           15,975
                                                                       ---------      ---------
                                                                          17,029        244,956
  Noncurrent liabilities:
    Capital lease obligations. . . . . . . . . . . . . . . . .             ---           18,693
    Accrued maintenance. . . . . . . . . . . . . . . . . . . .             5,836          6,153
    Accrued severance. . . . . . . . . . . . . . . . . . . . .             2,264          2,209
    Deferred site closure and reclamation. . . . . . . . . . .             ---           85,488
                                                                       ---------      ---------
      Total liabilities not subject to compromise. . . . . . .            25,129        357,499

Liabilities subject to compromise. . . . . . . . . . . . . . .           309,505          ---
                                                                       ---------      ---------
      Total liabilities. . . . . . . . . . . . . . . . . . . .           334,634        357,499
                                                                       ---------      ---------


                                        SHAREHOLDERS' DEFICIT

Class A preferred shares, Series 1, C$10 par value:
  Authorized - 20,000,000 shares; none issued
Common shares, no par value:
  Authorized - 200,000,000 shares; issued
  and outstanding, March 31, 1998 - 41,834,086 shares
  and December 31, 1997 - 41,833,751 shares. . . . . . . . . .           428,815        428,810
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .          (593,672)      (583,566)
Accumulated other comprehensive income . . . . . . . . . . . .              (992)        (1,021)
                                                                       ---------      ---------
      Total shareholders' deficit. . . . . . . . . . . . . . .          (165,849)      (155,777)
                                                                       ---------      ---------
      Total liabilities and shareholders' deficit. . . . . . .          $168,785       $201,722
                                                                       ---------      ---------
                                                                       ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                              PEGASUS GOLD INC.
                            DEBTOR-IN-POSSESSION
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            For the Three Months Ended March 31, 1998 and 1997
                 (In Thousands Except Per Share Amounts)


                                                                         1998           1997
                                                                       ---------      ---------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $26,927         $48,603
                                                                       ---------      ---------

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . .         23,490          34,356
Depreciation and amortization. . . . . . . . . . . . . . . . . .          5,451           9,260
                                                                       ---------      ---------
                                                                         28,941          43,616
                                                                       ---------      ---------

Gross profit (loss). . . . . . . . . . . . . . . . . . . . . . .         (2,014)          4,987
                                                                       ---------      ---------

Operating expenses:
  General and administrative . . . . . . . . . . . . . . . . . .          2,020           2,643
  Exploration and evaluation . . . . . . . . . . . . . . . . . .            777           1,197
  Care and maintenance . . . . . . . . . . . . . . . . . . . . .            150           1,894
  Provision for closure and reclamation. . . . . . . . . . . . .          ---               500
                                                                       ---------      ---------
                                                                          2,947           6,234
                                                                       ---------      ---------

Loss from operations . . . . . . . . . . . . . . . . . . . . . .         (4,961)         (1,247)
                                                                       ---------      ---------

Other income (expense):
  Interest and other income. . . . . . . . . . . . . . . . . . .          ---               259
  Gain on disposition of assets. . . . . . . . . . . . . . . . .             51           ---
  Interest expense, net of amounts capitalized (1998
    contractual interest $3,195) . . . . . . . . . . . . . . . .           (823)           (435)
  Equity in net income of affiliates . . . . . . . . . . . . . .          ---             1,381
                                                                       ---------      ---------
                                                                           (772)          1,205
                                                                       ---------      ---------

Loss before reorganization items and income taxes. . . . . . . .         (5,733)            (42)
                                                                       ---------      ---------
Reorganization items:
  Restructuring expenses . . . . . . . . . . . . . . . . . . . .         (1,543)          ---
  Deferred debt issuance costs written off . . . . . . . . . . .         (3,508)          ---
  Interest earned on accumulated cash resulting from
    Chapter 11 proceeding. . . . . . . . . . . . . . . . . . . .            677           ---
                                                                       ---------      ---------
                                                                         (4,374)            (42)
                                                                       ---------      ---------

Loss before income taxes . . . . . . . . . . . . . . . . . . . .        (10,107)            (42)
Income tax provision (benefit) . . . . . . . . . . . . . . . . .             (1)            (27)
                                                                       ---------      ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,106)             15
                                                                       ---------      ---------

Other comprehensive income:
  Foreign currency translation adjustment. . . . . . . . . . . .             29           1,925
                                                                       ---------      ---------

Comprehensive income (loss). . . . . . . . . . . . . . . . . . .       $(10,077)         $1,910
                                                                       ---------      ---------
                                                                       ---------      ---------

Net loss per share - basic . . . . . . . . . . . . . . . . . . .         ($0.24)         ($0.00)
                                                                       ---------      ---------
                                                                       ---------      ---------

Weighted average common shares outstanding . . . . . . . . . . .         41,834          41,157
                                                                       ---------      ---------
                                                                       ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                              PEGASUS GOLD INC.
                             DEBTOR-IN-POSSESSION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Three Months Ended March 31, 1998 and 1997
                                (In Thousands)


                                                                         1998           1997
                                                                       ---------      ---------
Operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .       $(10,106)          $(15)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .          5,841          9,450
    Write-off of deferred debt issuance costs. . . . . . . . . .          3,508          ---
    Provision for closure, reclamation and related costs . . . .          ---              500
    Payments for site closure and reclamation. . . . . . . . . .         (1,199)        (1,852)
    Loss on disposition of investments . . . . . . . . . . . . .            (51)         ---
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .         (1,770)        (1,200)
Change in working capital accounts . . . . . . . . . . . . . . .          3,402          5,295
                                                                       ---------      ---------
Net cash provided by (used in) operating activities before
  reorganization items . . . . . . . . . . . . . . . . . . . . .           (375)        12,178
                                                                       ---------      ---------

Operating cash flows from reorganization items:
  Interest received on cash accumulated because of Chapter 11
    proceedings. . . . . . . . . . . . . . . . . . . . . . . . .            245          ---
  Professional fees paid for services. . . . . . . . . . . . . .           (393)         ---
                                                                       ---------      ---------
Net cash used in reorganization items. . . . . . . . . . . . . .           (148)         ---
                                                                       ---------      ---------

Net cash provided by (used in) operating activities. . . . . . .           (523)        12,178
                                                                       ---------      ---------

Investing activities:
  Additions to property, plant, and equipment, net . . . . . . .           (645)       (22,700)
  Sale of investments. . . . . . . . . . . . . . . . . . . . . .            181          ---
                                                                       ---------      ---------
Net cash used in investing activities. . . . . . . . . . . . . .           (464)       (22,700)
                                                                       ---------      ---------

Financing activities:
  Proceeds from issuance of long-term debt . . . . . . . . . . .          ---            7,820
  Proceeds from issuance of common shares. . . . . . . . . . . .          ---              670
  Receipt of forward contract proceeds . . . . . . . . . . . . .         35,665          ---
  Payments of long-term debt . . . . . . . . . . . . . . . . . .        (26,336)         ---
  Payments of obligations under capital lease. . . . . . . . . .           (367)          (233)
                                                                       ---------      ---------
Net cash provided by financing activities. . . . . . . . . . . .          8,962          8,257
                                                                       ---------      ---------

Effect of exchange rate changes on cash and cash equivalents . .          ---             (140)
                                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents . . . . . .          7,975         (2,405)
Cash and cash equivalents, beginning of period . . . . . . . . .         22,638          8,566
                                                                       ---------      ---------

Cash and cash equivalents, end of period . . . . . . . . . . . .        $30,613         $6,161
                                                                       ---------      ---------
                                                                       ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                                   PEGASUS GOLD INC.
                                 DEBTOR-IN-POSSESSION
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Three Months Ended March 31, 1998 and the Year Ended
                                   December 31, 1997


                                                                            Common Shares                           Foreign
                                                                      -------------------------                     Currency
                                                                        Number                      Accumulated   Translation
                                                                       of Shares        Amount        Deficit      Adjustment
                                                                      ----------       --------     -----------   -----------
Balance, December 31, 1996 . . . . . . . . . . . . . . . . . . .      41,092,342       $425,382      $(70,734)       $8,629

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                     (512,832)
Common shares issued for:
  Employee severance and cash .  . . . . . . . . . . . . . . . .         579,304          2,541
  Stock option plan. . . . . . . . . . . . . . . . . . . . . . .          41,100            311
  Employee savings plan and other. . . . . . . . . . . . . . . .         121,005            576
Foreign currency translation adjustment. . . . . . . . . . . . .                                                     (9,650)
                                                                      ----------       --------      --------        ------
                                                                      41,833,751        428,810      (583,566)       (1,021)
Balance, December 31, 1997

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                      (10,106)
Common shares issued for:
     Stock option plan . . . . . . . . . . . . . . . . . . . . .
     Employee savings plan and other . . . . . . . . . . . . . .             335              5
Foreign currency translation adjustment. . . . . . . . . . . . .                                                         29
                                                                      ----------       --------      --------        ------

Balance, March 31, 1998. . . . . . . . . . . . . . . . . . . . .      41,834,086       $428,815     $(593,672)        $(992)
                                                                      ----------       --------      --------        ------
                                                                      ----------       --------      --------        ------

The accompanying notes are an integral part of the consolidated financial statements.

                              PEGASUS GOLD INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTRODUCTION

The Company, which is incorporated in British Columbia, presents all financial statements in United States dollars and under generally accepted accounting principles as practiced in the United States for interim financial information, and the instructions for Form 10-Q applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Registrant and certain of its subsidiaries (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 16, 1998 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court").

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

2.   REORGANIZATION CASE

Substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and confirmed by the Bankruptcy Court. Amended and Restated schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and reconciled. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved Plan of Reorganization, and, accordingly, the amount of such liabilities is not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Debtors continue to review leases and contracts and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

On July 17, 1998, a Joint Plan of Reorganization (the "Plan") was filed with the Bankruptcy Court for four of the individual debtor entities, Diamond Hill Mining, Inc. (DHMI), Montana Tunnels Mining, Inc. (MTMI), Florida Canyon Mining, Inc.(FCMI), and Pegasus Gold International, Inc. (PGII). The Plan calls for the reorganized PGII to be redomesticated in Delaware and to become the corporate parent of reorganized DHMI, FCMI, and MTMI. Priority claims and convenience claims (vendors with claims under $10,000) will be paid in full, in cash. Other vendor claims will be paid cash equal to 75 percent of the claim amount with the remainder paid in common stock of reorganized PGII. Guaranty claims in respect of the Revolving Credit Agreement, guaranty claims in respect of foreign exchange contracts, and Pegasus Gold Corp. claims will be paid in common stock of reorganized PGII. The Plan must be accepted by each class of allowed claims whose rights are impaired. A class is deemed to have accepted the Plan if creditors holding at least two-thirds in amount and one-half in number of the allowed claims have voted for the Plan. A hearing date has been set for August 25, 1998 to approve the content of the Disclosure Statement respecting the Plan. The Bankruptcy Court has fixed October 8, 1998 as the date for a hearing on the confirmation of the Plan. Upon confirmation of the Plan, a consummation date will be established.

On July 31, 1998, a Joint Liquidating Plan of Reorganization (the "Liquidating Plan") was filed with the Bankruptcy Court for the remaining fourteen debtors in bankruptcy, including Pegasus Gold Inc., Pegasus Gold Corp., and the other non-operating debtors. The Liquidating Plan provides for the separate liquidation of each debtor, such that each debtor's estate will be liquidated and distributions made to holders of allowed claims against that debtor. The Liquidating Plan does not provide for substantive consolidation of the debtors.

                              PEGASUS GOLD INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   REORGANIZATION CASE, CONTINUED:

Priority claims will be paid in full, in cash. Secured claims will either remain unaltered, satisfied by agreement, or the collateral will be abandoned to the claimant. General unsecured claims will receive a pro rata distribution of available remaining cash. A hearing date has been set for September 11, 1998 to approve the content of the Disclosure Statement respecting the Liquidating Plan. The date for a hearing on the confirmation of the Liquidating Plan has not yet been established.

If the Plan and the Liquidating Plan are not confirmed, there can be no assurance that the debtors or any other parties in interest would be able to formulate and confirm any other plans.

3.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at March 31, 1998:


            (In Thousands)
          Convertible Subordinated Notes . . . . . . . . .   $114,995
          Revolving Credit Facility. . . . . . . . . . . .     61,930
          Deferred site closure and reclamation. . . . . .     85,903
          Capital lease obligations. . . . . . . . . . . .     22,198
          Foreign currency contracts . . . . . . . . . . .     15,976
          Accounts payable and other accrued liabilities .      8,503
                                                             --------
                                                             $309,505
                                                             --------
                                                             --------

4.   RESTRUCTURING EXPENSES

Restructuring expenses included as reorganization items in the Consolidated Statement of Income and Comprehensive Income include fees for professional services totaling $1,515,000 and travel expenses totaling $28,000.


          Provision for restructuring fees . . . . . . . .     $1,543
          Cash payments. . . . . . . . . . . . . . . . . .       (393)
                                                               ------
          Accrued restructuring fees at March 31, 1998 . .     $1,150
                                                               ------
                                                               ------

5.   INVENTORIES

Inventories consist of the following:


                                                              March 31,       Dec. 31,
                                                                1998            1997
                                                             ----------       --------
           (In Thousands)
          Deferred mining costs. . . . . . . . . . . . . .     $16,454         $16,262
          Materials and supplies . . . . . . . . . . . . .       5,370           5,631
          Stockpiled ore . . . . . . . . . . . . . . . . .       4,651           2,761
          Processed metal. . . . . . . . . . . . . . . . .         389             432
                                                               -------         -------
                                                               $26,864         $25,086
                                                               -------         -------
                                                               -------         -------

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income", was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has applied this standard effective January 1, 1998.

                              PEGASUS GOLD INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued.
SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

7.   COMMITMENTS AND CONTINGENCIES

COMMON SHARES ISSUABLE

At March 31, 1998, a total of 14,269,228 shares of authorized common stock were reserved for the following:

          Convertible Notes. . . . . . . . . . . . . . . .    7,708,732
          Stock Options. . . . . . . . . . . . . . . . . .    6,246,634
          Employee Savings Plan. . . . . . . . . . . . . .      313,862
                                                             ----------
                                                             14,269,228
                                                             ----------
                                                             ----------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Registrant and certain of its subsidiaries (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 16, 1998 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"). As a result of the Filing, the cash requirements for the payment of accounts payable and other liabilities that arose prior to the Filing are in most cases deferred until a plan of reorganization is approved by the Bankruptcy Court.

The Company recorded a net loss of $10.1 million ($0.24 per share) in the first quarter of 1998, compared to net loss of $15,000 ($0.00 per share) during the same period in 1997. The increased loss is the result of a 25 percent decline in production, a 29 percent decrease in the realized price per ounce of gold, and $4.4 million in charges for reorganization items, combined with a decrease of $2.1 million in other income. These items were only partially offset by a 19 percent decrease in total production costs, and lower general and administrative, exploration, and care and maintenance expenses. The loss before reorganization items and income taxes for the first quarter of 1998 was $5.7 million ($0.14 per share).

GOLD PRODUCTION

The following chart details gold production, cash costs and total production costs per ounce by location for the three months ended March 31, 1998 and 1997:

                                                                      1998           1997
                                                                     ------         ------
FLORIDA CANYON MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .         33,590         40,131
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $278           $277
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $289           $289
Total production cost. . . . . . . . . . . . . . . . . . . .           $360           $395

MONTANA TUNNELS MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .         23,073         19,154
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $142           $192
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $168           $239
Total production cost. . . . . . . . . . . . . . . . . . . .           $285           $405

DIAMOND HILL:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          4,906            714
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .            $68           $275
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .            $75           $275
Total production cost. . . . . . . . . . . . . . . . . . . .           $124           $385

BEAL MOUNTAIN MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          ---            7,883
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .          ---             $360
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .          ---             $388
Total production cost. . . . . . . . . . . . . . . . . . . .          ---             $478

                                                                      1998           1997
                                                                     ------         ------
BLACK PINE MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          4,063         13,504
Average cost per ounce:(1)

Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $434           $263
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $475           $288
Total production cost. . . . . . . . . . . . . . . . . . . .           $512           $303

MT. TODD MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          ---            6,100
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .          ---             $429
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .          ---             $429
Total production cost. . . . . . . . . . . . . . . . . . . .          ---             $531

CONSOLIDATED TOTALS
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .         65,632         87,486
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $224           $274
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $242           $297
Total production cost. . . . . . . . . . . . . . . . . . . .           $325           $403

Average price per ounce sold . . . . . . . . . . . . . . . .           $295           $460

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

REVENUES

GOLD: Revenue from the sale of gold decreased 52 percent to $19.3 million during the first quarter of 1998 as a result of a 25 percent decline in gold production and a 29 percent decrease in the realized price per ounce. Lower production reflects the fact that the Company has shutdown operations at Mt. Todd and Beal Mountain, and has production from residual leaching of ore at Black Pine during the first quarter of 1998. Commercial production from those sites was 27,487 ounces during 1997 compared to only 4,063 ounces thus far in 1998.

Average realized gold prices for the first three months of 1998 and 1997 were $295 and $460 per ounce, respectively, compared to average first quarter COMEX gold prices of $294 and $352, in 1998 and 1997, respectively. The decline in the average realized gold prices per ounce during the quarter is the result of the closeout of all of the Company's forward sales contracts during December 1997 and January 1998.

OTHER METALS: Sales of other metals decreased $0.8 million to $7.6 million in the first quarter of 1998. Lower production of silver and lead at Montana Tunnels, combined with decreased prices for zinc and lead, were only partially offset by higher production of zinc and higher realized prices for silver. Realized prices were $5.64 per ounce, $0.45 per pound, and $0.26 per pound for silver, zinc, and lead, respectively, compared to $4.42, $0.54, and $0.30, respectively, in the first quarter of 1997.

OPERATING COSTS

The average total cash cost of production decreased 19 percent to $242 per ounce of gold in the first quarter of 1998 from $297 per ounce in the first quarter of 1997. Decreased cash costs reflect higher by-product credits per ounce, lower royalties, and the shutdown of operations at Mt. Todd and Beal Mountain, which were high-cost mines during 1997. Total cash costs per ounce at Florida Canyon were unchanged from 1997. At Montana Tunnels, decreased cash costs resulted from increased production, higher by-product credits per ounce, lower unit costs of production and lower royalties. At Diamond Hill, 1997 cash costs for the first quarter are the result of settlement adjustments of previously shipped ore. No batches were run in the first quarter of 1997. First quarter production and cash costs in 1998 are the result of carryover ounces from 1997 credited to Diamond Hill after completion of the blending with the Montana Tunnels ore in December 1997.
Higher total cash costs at Black Pine are attributable to the high cost of residual leaching.

Depreciation and amortization charges decreased 22 percent to $83 per ounce in 1998, compared to $106 per ounce in 1997. The decrease reflects the property write-downs recorded in the third and fourth quarters of 1997, which significantly reduced the Company's property, plant, and equipment balances.

Exploration and evaluation expenses of $0.8 million in the first quarter of 1998 are 35 percent lower than during the same period in 1997 due to cutbacks in program expenditures in South America and lower overall planned expenditures for exploration.

Care and maintenance costs decreased to $0.2 million in the first quarter of 1998, compared to $1.9 million during the same period in 1997. The decrease in expense reflects the fact that all of the remaining care and maintenance expenses at Zortman were accrued during the fourth quarter of 1997. In 1997, all site activities in the first quarter were classified as care and maintenance pending the restart of residual production during the second quarter of 1997.

General and administrative expenses decreased 24 percent to $2.0 million in the first quarter of 1998 primarily as a result of fewer employees, reduced outside fees, decreased travel costs associated with the Company's foreign operations, and an overall cost savings program undertaken at the corporate level. Professional fees incurred as a result of the Filing are seperately classified as reorganization items in the Consolidated Statement of Income and Comprehensive Income.

OTHER INCOME (EXPENSE) AND TAXES

Interest income for the first quarter of 1998 has been classified as a reorganization item. The interest was earned on cash balances accumulated due to the deferral of payments to creditors as a result of the Filing. Cash and cash equivalents in the first quarter of 1998 included proceeds from the closeout of the Company's forward contracts in December 1997 and January 1998.

Interest expense increased $0.4 million to $0.8 million in the first quarter of 1998. In 1997, all interest associated with the Revolving Credit Facility (the "Revolver") and the Convertible Subordinated Notes (the "Notes") was capitalized against the construction of the Mt. Todd Project. Interest expense for the first quarter of 1997 represents interest on capital lease obligations. In 1998, interest expense includes interest accrued on outstanding debt balances in the pre-petition period from January 1 to January 15, 1998, as well as interest on capital lease obligations. No interest has been accrued on the Revolver or the Notes since the Filing. There was no interest capitalized in the first quarter of 1998.

The Company recorded a charge of $3.5 million associated with the write-off of remaining deferred debt issuance costs associated with the Notes and the Revolver. This charge has been classified as a reorganization item. Additionally, the Company has accrued fees for professional services related to the bankruptcy process totaling $1.5 million in the first quarter of 1998.

Equity in net income of affiliates in 1997 is comprised of the Company's proportionate share of earnings from the Emerging Markets Gold Fund, which was liquidated and its assets distributed in the second quarter of 1997.

FINANCING, CAPITAL INVESTMENT, AND LIQUIDITY

At March 31, 1998, the Company had working capital of $65.1 million. Cash and cash equivalents totaled $30.6 million at March 31, 1998, compared to $22.6 million at the end of 1997.

OPERATING ACTIVITIES

Cash flow used in operating activities was $0.5 million for the first quarter of 1998, compared to cash generated from operations of $12.2 million during the same period in 1997. Decreased cash flow is the result of lower production and lower realized gold prices, offset slightly by lower production costs, general and administrative expenses, and exploration spending. Cash flow used in operations before working capital changes was $2.9 million for the first quarter of 1998 compared to cash flow generated from operations of $6.9 million for the same period in 1997.

INVESTING ACTIVITIES

During the quarter, the Company invested $0.6 million in property, plant and equipment, compared to $22.7 million in 1997. 1997 expenditures included $10.6 million for expansion at Mt. Todd, $2.1 million at Florida Canyon, $1.6 million at Pullalli, $1.4 million at Zortman, $3.1 million at the Company's other operating mine sites and corporate office, and $3.9 million of capitalized interest.

FINANCING ACTIVITIES

Cash flow provided by financing activities for the first quarter of 1998 includes the receipt of $35.7 million from the closeout of forward contracts, of which $26.3 million was used to set off amounts owing under the Revolver.
During 1997, cash flows from financing activities included borrowings under the Company's Revolver of $7.8 million and $0.7 million raised from the issuance of common stock to the employee savings plan and through stock option exercises.

CONCLUSION

The Company believes that the $30.6 million in cash and cash equivalents on hand will be adequate to meet its current liquidity and capital expenditure requirements; however, cash flow generated by or used in operations is subject to certain risks that could materially impact available cash. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

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

                             PART II.  OTHER INFORMATION

                                  PEGASUS GOLD INC.


Items 1, 2, 3, 4, and 5 of Part II are omitted from this report as inapplicable.

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

               Item 5 - News releases announcing the delisting of the Company's Common Stock from the American Stock Exchange, notification of the suspension of trading on the Toronto Stock Exchange, and the reopening of trading of the Company's Common Stock on the Montreal Exchange.

                              PEGASUS GOLD INC.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEGASUS GOLD INC.
                                       (Registrant)



Date: August 11, 1998                  By:  /s/ Michelle G. Viau.
                                            ----------------------------
                                            Michelle G. Viau
                                            Vice President, Finance
                                            Chief Financial Officer, and
                                            Principal Accounting Officer