Form 10-Q
period 1998-06-30
PEGASUS GOLD INC
filed 1998-08-14
CIK 746961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 ------------

                                  FORM 10-Q


     (Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               PEGASUS GOLD INC.
                                   FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                   INDEX

                         PART I. FINANCIAL INFORMATION


                                                                         Page
Item #1

          CONSOLIDATED BALANCE SHEETS
            JUNE 30, 1998 AND DECEMBER 31, 1997 . . . . . . . . . . . . .  3

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997. . .  4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 1998 AND 1997 . . . . . . . . . . .  5

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            SIX MONTHS ENDED JUNE 30, 1998 AND
            YEAR ENDED DECEMBER 31, 1997. . . . . . . . . . . . . . . . .  6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . .  7


Item #2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . 10


                            PART II. OTHER INFORMATION

Item #4

          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS . . . . . . . 15

Item #6

          EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 15

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 16

In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. Dollars.

                              PEGASUS GOLD INC.
                            DEBTOR-IN-POSSESSION
                         CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                               (In Thousands)


                                                                         1998           1997
                                                                       ---------      ---------
                                           ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .          $26,198        $22,638
  Forward contracts . . . . . . . . . . . . . . . . . . . . . . . . .      ---           35,665
  Due from sales of products. . . . . . . . . . . . . . . . . . . . .     17,110         18,766
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,109         25,086
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . .      4,752          6,036
                                                                       ---------      ---------
    Total current assets . . . . . . . . . . . . . . . . . . . . . .      75,169        108,191

Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       706          1,795
Property, plant, and equipment, net. . . . . . . . . . . . . . . . . .    76,624         84,700
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,072          7,036
                                                                       ---------      ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .    $156,571       $201,722
                                                                       ---------      ---------
                                                                       ---------      ---------

                                         LIABILITIES

Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable and other current liabilities . . . . . . . . .      $8,413        $10,632
    Accrued salaries, wages, and benefits. . . . . . . . . . . . . .       2,643          3,061
    Current portion of capital lease obligations . . . . . . . . . .       ---            3,872
    Accrued care and maintenance . . . . . . . . . . . . . . . . . .       1,813          4,413
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       ---          203,266
    Mining taxes payable . . . . . . . . . . . . . . . . . . . . . .       3,699          3,737
    Foreign currency contracts . . . . . . . . . . . . . . . . . . .       ---           15,975
                                                                       ---------      ---------
                                                                          16,568        244,956
  Noncurrent liabilities:
    Capital lease obligations. . . . . . . . . . . . . . . . . . . .       ---           18,693
    Accrued maintenance. . . . . . . . . . . . . . . . . . . . . . .       5,937          6,153
    Accrued severance. . . . . . . . . . . . . . . . . . . . . . . .       2,423          2,209
    Deferred site closure and reclamation. . . . . . . . . . . . . .       ---           85,488
                                                                       ---------      ---------
      Total liabilities not subject to compromise. . . . . . . . . .      24,928        357,499

Liabilities subject to compromise. . . . . . . . . . . . . . . . . .     307,795          ---
                                                                       ---------      ---------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . .     332,723        357,499
                                                                       ---------      ---------

                                        SHAREHOLDERS' DEFICIT

Class A preferred shares, Series 1, C$10 par value:
   Authorized - 20,000,000 shares; none issued
Common shares, no par value:
  Authorized - 200,000,000 shares; issued
  and outstanding, June 30, 1998 - 41,834,086 shares
  and December 31, 1997 - 41,833,751 shares . . . . . . . . . . . . .    428,815        428,810
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (603,917)      (583,566)
Accumulated other comprehensive income . . . . . . . . . . . . . . . .    (1,050)        (1,021)
                                                                       ---------      ---------
      Total shareholders' deficit. . . . . . . . . . . . . . . . . . .  (176,152)      (155,777)
                                                                       ---------      ---------
      Total liabilities and shareholders' deficit. . . . . . . . . . .  $156,571       $201,722
                                                                       ---------      ---------
                                                                       ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                                 PEGASUS GOLD INC.
                                DEBTOR-IN-POSSESSION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months and Six Months Ended June 30, 1998 and 1997
                      (In Thousands Except Per Share Amounts)


                                                                                Three Months Ended             Six Months Ended
                                                                                      June 30,                      June 30,
                                                                                1998           1997           1998           1997
                                                                              -------       --------        -------        -------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $26,810        $50,603        $53,737        $99,206

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,182         36,792         48,672         71,148
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          5,751          9,542         11,202         18,802
                                                                              -------        -------        -------        -------
                                                                               30,933         46,334         59,874         89,950
                                                                              -------        -------        -------        -------
Gross profit (loss). . . . . . . . . . . . . . . . . . . . . . . . . .         (4,123)         4,269         (6,137)         9,256
                                                                              -------        -------        -------        -------
Operating expenses:
  General and administrative . . . . . . . . . . . . . . . . . . . . .          1,842          2,332          3,862          4,975
  Exploration and evaluation . . . . . . . . . . . . . . . . . . . . .            602          1,190          1,379          2,387
  Care and maintenance . . . . . . . . . . . . . . . . . . . . . . . .             77          1,601            227          3,495
Provision for closure and reclamation. . . . . . . . . . . . . . . . .          ---            ---            ---              500
                                                                              -------        -------        -------        -------
                                                                                2,521          5,123          5,468         11,357

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . .         (6,644)          (854)       (11,605)        (2,101)
                                                                              -------        -------        -------        -------
Other income (expense):
  Interest and other income. . . . . . . . . . . . . . . . . . . . . .          ---              758          ---            1,012
  Interest expense, net of amounts
  capitalized (1998 contractual interest
  $2,064 and $5,259) . . . . . . . . . . . . . . . . . . . . . . . . .           (366)          (429)        (1,189)          (864)
Loss on disposition of assets. . . . . . . . . . . . . . . . . . . . .           (857)        (3,353)          (806)        (3,348)
Equity in net income of affiliates . . . . . . . . . . . . . . . . . .          ---              631          ---            2,012
                                                                              -------        -------        -------        -------
                                                                               (1,223)        (2,393)        (1,995)        (1,188)
                                                                              -------        -------        -------        -------
Loss before reorganization items and
  income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,867)        (3,247)       (13,600)        (3,289)

Restructuring expenses . . . . . . . . . . . . . . . . . . . . . . . .         (2,731)         ---           (4,275)         ---
Deferred debt issuance costs written off . . . . . . . . . . . . . . .          ---            ---           (3,508)         ---
Interest earned on accumulated cash
  resulting from Chapter 11 proceeding . . . . . . . . . . . . . . . .            354          ---            1,031          ---
                                                                              -------        -------        -------        -------
                                                                               (2,377)         ---           (6,752)         ---

Loss before income taxes . . . . . . . . . . . . . . . . . . . . . . .        (10,244)        (3,247)       (20,352)        (3,289)
Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . .          ---              (97)            (1)          (124)
                                                                              -------        -------        -------        -------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,244)        (3,150)       (20,351)        (3,165)
                                                                              -------        -------        -------        -------
Other comprehensive loss, net of tax:
  Unrealized holding loss on investments. . . . . . . . . . . . . . .          ---            (1,564)         ---           (1,564)
  Foreign currency translation adjustment . . . . . . . . . . . . . .             (58)        (7,950)           (29)        (9,875)
                                                                              -------        -------        -------        -------
  Other comprehensive loss. . . . . . . . . . . . . . . . . . . . . .             (58)        (9,514)           (29)       (11,439)
                                                                              -------        -------        -------        -------
  Comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . .        $(10,302)      $(12,664)      $(20,380)      $(14,604)
                                                                              -------        -------        -------        -------
                                                                              -------        -------        -------        -------

Net loss per share - basic . . . . . . . . . . . . . . . . . . . . . .         ($0.25)        ($0.08)        ($0.49)        ($0.08)
                                                                              -------        -------        -------        -------
                                                                              -------        -------        -------        -------
Weighted average common shares
  outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,834         41,191         41,834         41,169
                                                                              -------        -------        -------        -------
                                                                              -------        -------        -------        -------

The accompanying notes are an integral part of the consolidated financial statements.

                              PEGASUS GOLD INC.
                             DEBTOR-IN-POSSESSION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                For the Six Months Ended June 30, 1998 and 1997
                                (In Thousands)


                                                                         1998           1997
                                                                       ---------      ---------
Operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(20,351)       $ (3,165)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . .     11,533          19,168
    Write-off of deferred debt issuance costs. . . . . . . . . . . .      3,508           ---
    Provision for closure, reclamation and related costs . . . . . .      ---               500
    Payments for site closure and reclamation. . . . . . . . . . . .     (3,228)         (4,294)
    Loss on disposition of investments . . . . . . . . . . . . . . .        857           4,962
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       (714)          2,453
Change in working capital accounts . . . . . . . . . . . . . . . . .      5,659           5,222
                                                                       ---------      ---------
Net cash provided by (used in) operating activities before
  reorganization items . . . . . . . . . . . . . . . . . . . . . . .     (2,736)         24,845
                                                                       ---------      ---------

Operating cash flows from reorganization items:
  Interest received on cash accumulated because of Chapter 11
    proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .        911           ---
  Professional fees paid for services. . . . . . . . . . . . . . . .       (674)          ---
                                                                       ---------      ---------
Net cash provided by reorganization items. . . . . . . . . . . . . .        237           ---
                                                                       ---------      ---------

Net cash provided by (used in) operating activities. . . . . . . . .     (2,499)         24,845
                                                                       ---------      ---------

Investing activities:
  Additions to property, plant, and equipment, net . . . . . . . . .     (1,630)        (48,665)
  Sale of investments. . . . . . . . . . . . . . . . . . . . . . . .        180           1,460
                                                                       ---------      ---------
Net cash used in investing activities. . . . . . . . . . . . . . . .     (1,450)        (47,205)
                                                                       ---------      ---------

Financing activities:
  Proceeds from issuance of long-term debt . . . . . . . . . . . . .      ---            19,575
  Proceeds from issuance of common shares. . . . . . . . . . . . . .      ---               751
  Receipt of forward contract proceeds . . . . . . . . . . . . . . .     35,665           ---
  Payments of long-term debt . . . . . . . . . . . . . . . . . . . .    (26,336)          ---
  Payments of obligations under capital lease. . . . . . . . . . . .     (1,820)         (1,667)
                                                                       ---------      ---------
Net cash provided by financing activities. . . . . . . . . . . . . .      7,509          18,659
                                                                       ---------      ---------

Effect of exchange rate changes on cash and cash equivalents . . . .      ---              (188)
                                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . .      3,560          (3,889)
Cash and cash equivalents, beginning of period . . . . . . . . . . .     22,638           8,566
                                                                       ---------      ---------

Cash and cash equivalents, end of period . . . . . . . . . . . . . .    $26,198          $4,677
                                                                       ---------      ---------
                                                                       ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                                   PEGASUS GOLD INC.
                                 DEBTOR-IN-POSSESSION
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Six Months Ended June 30, 1998 and the Year Ended
                                   December 31, 1997
                                     (In Thousands)


                                                                            Common Shares                           Foreign
                                                                      -------------------------                     Currency
                                                                        Number                      Accumulated   Translation
                                                                       of Shares        Amount        Deficit      Adjustment
                                                                      ----------       --------     -----------   -----------
Balance, December 31, 1996. . . . . . . . . . . . . . . . . . . .      41,092,342       $425,382       $(70,734)      $8,629

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                      (512,832)
Common shares issued for:
  Employee severance and cash . . . . . . . . . . . . . . . . . .         579,304          2,541
  Stock option plan . . . . . . . . . . . . . . . . . . . . . . .          41,100            311
  Employee savings plan and other . . . . . . . . . . . . . . . .         121,005            576
Foreign currency translation adjustment . . . . . . . . . . . . .                                                     (9,650)
                                                                       ----------       --------      ---------      -------
                                                                       41,833,751        428,810       (583,566)      (1,021)
Balance, December 31, 1997

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                       (20,351)
Common shares issued for:
  Stock option plan . . . . . . . . . . . . . . . . . . . . . . .
  Employee savings plan and other . . . . . . . . . . . . . . . .             335              5
Foreign currency translation adjustment . . . . . . . . . . . . .                                                        (29)
                                                                       ----------       --------      ---------      -------

Balance, June 30, 1998. . . . . . . . . . . . . . . . . . . . . .      41,834,086       $428,815      $(603,917)     $(1,050)
                                                                       ----------       --------      ---------      -------
                                                                       ----------       --------      ---------      -------


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

On July 31, 1998, a Joint Liquidating Plan of Reorganization (the "Liquidating Plan") was filed with the Bankruptcy Court for the remaining fourteen debtors in bankruptcy, including Pegasus Gold Inc., Pegasus Gold Corp., and the other non-operating debtors. The Liquidating Plan provides for the separate liquidation

                               PEGASUS GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   REORGANIZATION CASE, CONTINUED:

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

3.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at June 30, 1998:


            (In Thousands)
          Convertible Subordinated Notes . . . . . . . . .   $114,995
          Revolving Credit Facility. . . . . . . . . . . .     61,930
          Deferred site closure and reclamation. . . . . .     86,495
          Capital lease obligations. . . . . . . . . . . .     20,744
          Foreign currency contracts . . . . . . . . . . .     15,976
          Accounts payable and other accrued liabilities .      7,655
                                                             --------
                                                             $307,795
                                                             --------
                                                             --------

4.   RESTRUCTURING EXPENSES

Restructuring expenses included as reorganization items in the Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 1998 include fees for professional services totaling $4,143,000, travel expenses totaling $86,000, and other expenses, net, totaling $45,000.


          Accrued restructuring fees at March 31, 1998 . .     $1,150
          Provision for restructuring fees . . . . . . . .      2,755
          Cash payments. . . . . . . . . . . . . . . . . .       (281)
                                                               ------
          Accrued restructuring fees at June 30, 1998. . .     $3,624
                                                               ------
                                                               ------

5.   INVENTORIES

Inventories consist of the following:


                                                              June 30,        Dec. 31,
                                                                1998            1997
                                                             ----------       --------
           (In Thousands)
          Deferred mining costs. . . . . . . . . . . . . .     $17,046         $16,262
          Materials and supplies . . . . . . . . . . . . .       5,471           5,631
          Stockpiled ore . . . . . . . . . . . . . . . . .       4,511           2,761
          Processed metal. . . . . . . . . . . . . . . . .          81             432
                                                               -------         -------
                                                               $27,109         $25,086
                                                               -------         -------
                                                               -------         -------

                               PEGASUS GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.   COMMITMENTS AND CONTINGENCIES

COMMON SHARES ISSUABLE

At June 30, 1998, a total of 14,269,228 shares of authorized common stock were reserved for the following:

          Convertible Notes. . . . . . . . . . . . . . . .    7,708,732
          Stock Options. . . . . . . . . . . . . . . . . .    5,772,809
          Employee Savings Plan. . . . . . . . . . . . . .      313,862
                                                             ----------
                                                             13,795,403
                                                             ----------
                                                             ----------

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

The Company recorded a net loss of $10.2 million ($0.25 per share) in the second quarter of 1998, compared to a net loss of $3.2 million ($0.08 per share) during the same period in 1997. The increased loss is the result of a 27 percent decline in production, a 32 percent decrease in the realized price per ounce of gold, and $2.4 million in net charges for reorganization items, combined with a decrease of $0.8 million in other income. These items were only partially offset by a 10 percent decrease in total production costs per ounce, and lower general and administrative, exploration, and care and maintenance expenses. The loss before reorganization items and income taxes for the second quarter of 1998 was $7.9 million ($0.19 per share).

The year-to-date net loss of $20.4 million ($0.49 per share) is worse than the 1997 loss for the same period of $3.2 million ($0.08 per share) due to lower production, lower realized prices for gold, reorganization items, and a decrease in other income.

GOLD PRODUCTION

The following chart details gold production, cash costs and total production costs per ounce by location for the three months and six months ended June 30, 1998 and 1997:

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1998           1997            1998           1997
                                                                     ------         ------          ------         ------
FLORIDA CANYON MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .         41,658         45,480          75,248         85,611
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $244           $290            $259           $284
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $255           $300            $271           $295
Total production cost. . . . . . . . . . . . . . . . . . . .           $322           $397            $339           $396

MONTANA TUNNELS MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .         18,373         22,921          41,447         42,075
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $219           $201            $176           $197
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $244           $239            $202           $239
Total production cost. . . . . . . . . . . . . . . . . . . .           $385           $387            $329           $395

DIAMOND HILL MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          7,960             78          12,866            793
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $431            $27            $293           $250
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $434            $27            $298           $250
Total production cost. . . . . . . . . . . . . . . . . . . .           $483            $97            $346           $356

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1998           1997            1998           1997
                                                                     ------         ------          ------         ------
BEAL MOUNTAIN MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          ---            2,890           ---           10,773
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .          ---             $205           ---             $318
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .          ---             $239           ---             $348
Total production cost. . . . . . . . . . . . . . . . . . . .          ---             $345           ---             $442

BLACK PINE MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          ---           11,022           4,063         24,526
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .          ---             $321            $434           $289
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .          ---             $344            $475           $314
Total production cost. . . . . . . . . . . . . . . . . . . .          ---             $358            $512           $328

MT. TODD MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          ---            4,938           ---           11,038
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .          ---             $408           ---             $419
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .          ---             $414           ---             $422
Total production cost. . . . . . . . . . . . . . . . . . . .          ---             $517           ---             $525

ZORTMAN MINE:
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .          ---            5,447           ---            5,447
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .          ---             $295           ---             $295
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .          ---             $310           ---             $310
Total production cost. . . . . . . . . . . . . . . . . . . .          ---             $444           ---             $444

CONSOLIDATED TOTALS
Ounces of gold . . . . . . . . . . . . . . . . . . . . . . .         67,991         92,776         133,624        180,263
Average cost per ounce:(1)
Cash operating cost. . . . . . . . . . . . . . . . . . . . .           $260           $276            $242           $275
Total cash cost. . . . . . . . . . . . . . . . . . . . . . .           $273           $295            $258           $296
Total production cost. . . . . . . . . . . . . . . . . . . .           $358           $398            $342           $400

Average price per ounce sold . . . . . . . . . . . . . . . .           $300           $441            $296           $450

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

REVENUES

GOLD: Revenue from the sale of gold decreased 50 percent to $20.4 million during the second quarter of 1998 as a result of a 27 percent decline in gold production and a 32 percent decrease in the realized price per ounce. Lower production reflects the fact that the Company has shutdown operations at Mt. Todd, Beal Mountain, Zortman, and Black Pine which added 24,297 ounces to commercial production during the second quarter of 1997. Year-to-date gold revenue has decreased 51 percent as a result of lower production and lower realized prices.

Average realized gold prices for the second quarter of 1998 and 1997 were $300 and $441 per ounce, respectively, compared to average second quarter COMEX gold prices of $300 and $343 in 1998 and 1997, respectively. The decline in the average realized gold prices per ounce during the quarter and for the year-to-date is the result of the closeout of all of the Company's forward sales contracts during December 1997 and January 1998.

OTHER METALS: Sales of other metals decreased $2.9 million to $6.6 million in the second quarter of 1998. Lower production of all metals, combined with decreased prices for zinc and lead, were only partially offset by higher realized prices for silver. Realized prices were $5.41 per ounce, $0.47 per pound, and $0.22 per pound for silver, zinc, and lead, respectively, compared to $4.85, $0.56, and $0.24, respectively, in the second quarter of 1997.

Year-to-date revenue from the sale of other metals decreased 20 percent to $14.2 million as a result of lower production of silver and lead and lower realized prices for zinc and lead. Realized prices were $5.57 per ounce, $0.46 per pound, and $0.25 per pound through the first six months of 1998, compared to $4.67, $0.55, and $0.27, respectively during the same period in 1997.

OPERATING COSTS

The average total cash cost of production decreased seven percent to $273 per ounce of gold in the second quarter of 1998 from $295 per ounce in the second quarter of 1997. For the year-to-date, total cash costs decreased 13 percent to $258 in 1998 compared to $296 in 1997. Decreased cash costs reflect higher by-product credits per ounce year-to-date, lower royalties, and the shutdown of operations at Mt. Todd, Zortman, Black Pine, and Beal Mountain, which were high-cost mines during 1997. Total cash costs per ounce at
Florida Canyon decreased 15 percent.   In 1997, the site was mining harder,
more abrasive ore, resulting in higher mining and crushing costs. At Montana Tunnels, cash costs increased slightly during the quarter as a result of lower by-product credits per ounce. For the year-to-date, total cash costs are 15 percent below the prior year due to higher by-product credits per ounce, lower unit costs of production and lower royalties. Higher total cash costs at Black Pine for the year-to-date are attributable to the lower production associated with residual leaching. At Diamond Hill, 1997 cash costs for the second quarter and year-to-date are the result of settlement adjustments of previously shipped ore. No batches were run in the first six months of 1997. In 1998, the high cash costs are due to lower grade ore processed in the June campaign.

Depreciation and amortization charges decreased 17 percent to $85 per ounce in the second quarter of 1998, compared to $103 per ounce in 1997. For the year-to-date, depreciation and amortization charges decreased from $104 per ounce in 1997 to $84 per ounce in 1998. The decrease reflects the property write-downs recorded in the third and fourth quarters of 1997, which significantly reduced the Company's property, plant, and equipment balances.

Exploration and evaluation expenses of $0.6 million in the second quarter of 1998 are 49 percent lower than during the same period in 1997 due to cutbacks in program expenditures in South America and lower overall planned expenditures for exploration. For the year-to-date, expenses of $1.4 million are 42 percent below the first six months of 1997.

Care and maintenance costs decreased to $0.1 million in the second quarter of 1998, compared to $1.6 million during the same period in 1997. The decrease reflects the accrual of expenses at Zortman in the fourth quarter of 1997 in conjunction with property write-offs recorded, and the accrual of remaining mine closure and reclamation costs. The costs incurred thus far in 1998 represent land holding costs at Pullalli pending completion of the sale of that property.

Compared to 1997, general and administrative expenses decreased 21 percent to $1.8 million in the second quarter of 1998 and 22 percent to $3.9 million for the year-to-date, primarily as a result of fewer employees, reduced outside fees, decreased travel costs associated with the Company's foreign operations, and an overall cost savings program undertaken at the corporate level. Professional fees incurred as a result of the

Filing are separately classified as reorganization items in the Consolidated Statement of Income and Comprehensive Income.

OTHER INCOME (EXPENSE) AND TAXES

Interest income for the first and second quarters of 1998 has been classified as a reorganization item. The interest was earned on cash balances accumulated due to the deferral of payments to creditors as a result of the Filing. Cash and cash equivalents in the first six months of 1998 included proceeds from the closeout of the Company's forward contracts in December 1997 and January 1998.

Interest expense in the second quarter of 1998 was unchanged from the same period in the prior year. In 1997, all interest associated with the Revolving Credit Facility (the "Revolver") and the Convertible Subordinated Notes (the "Notes") was capitalized against the construction of the Mt. Todd Project. Interest expense for 1997 represents interest on capital lease obligations. In 1998, interest expense includes interest accrued on outstanding debt balances in the pre-petition period from January 1 to January 15, 1998, as well as interest on capital lease obligations for the first and second quarters. No interest has been accrued on the Revolver or the Notes since the Filing. There was no interest capitalized in the first six months of 1998.

The Company has also recorded $0.9 million in losses from the sale of its shares in Argosy Mining ($0.1 million) and the write-off of its investment in Dakota Mining ($0.8 million).

The Company recorded a charge of $3.5 million associated with the write-off of remaining deferred debt issuance costs associated with the Notes and the Revolver. This charge has been classified as a reorganization item.

The Company has classified $4.5 million of professional fees related to the Chapter 11 proceedings incurred in the first six months of 1998 as a reorganization item. This amount includes $2.9 million recorded in the second quarter.

Equity in net income of affiliates in 1997 is comprised of the Company's proportionate share of earnings from the Emerging Markets Gold Fund, which was liquidated and its assets distributed in the second quarter of 1997.

FINANCING, CAPITAL INVESTMENT, AND LIQUIDITY

At June 30, 1998, the Company had working capital of $58.6 million. Cash and cash equivalents totaled $26.2 million at June 30, 1998, compared to $22.6 million at the end of 1997.

OPERATING ACTIVITIES

Cash flow used in operating activities was $2.5 million for the first half of 1998, compared to cash flow generated from operations of $24.8 million during the same period in 1997. Decreased cash flow from operations is due to lower production and lower realized prices for gold. Cash flow used in operations before working capital changes was $8.2 million for the first six months of 1998 compared to cash flow generated from operations of $19.6 million for the same period in 1997.

INVESTING ACTIVITIES

During the first half of 1998, the Company invested $1.6 million in property, plant and equipment, compared to $48.7 million in 1997. 1998 expenditures have primarily been for leach pad expansion at Florida Canyon and development at Diamond Hill. 1997 expenditures included $24.4 million for expansion at Mt. Todd, $4.4 million at Florida Canyon, $2.8 million at Pullalli, $2.9 million at Zortman, $6.5 million at the Company's other operating mine sites and corporate office, and $7.7 million of capitalized interest.

FINANCING ACTIVITIES

Cash flow provided by financing activities for the first half of 1998 includes $35.7 million received from the closeout of forward contracts in January 1998, less repayment of $26.3 million under the Revolver resulting from the set off of proceeds received on the closeouts. During 1997, cash flows from financing activities included borrowings under the Revolver of $19.6 million and $0.8 million raised from the issuance of common stock to the employee savings plan and through stock option exercises.

CONCLUSION

The Company believes that the $26.2 million in cash and cash equivalents on hand will be adequate to meet its current liquidity and capital expenditure requirements; however, cash flow generated by or used in operations is subject to certain risks that could materially impact available cash. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

YEAR 2000

As a result of the Company's uncertain future, the Company has not yet completed a review of its computer-based operations and financial systems for the purpose of developing a plan that will ensure that all of these systems will be Year 2000 compliant, nor has management determined what the potential cost of compliance might be. The Company expects to begin implementation of any necessary corrective measures in the fourth quarter of 1998.

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

                             PART II.  OTHER INFORMATION

                                  PEGASUS GOLD INC.

Items 1, 2, 3, and 5 of Part II are omitted from this report as inapplicable.

Item 4.   Submission of Matters to Vote of Security Holders

          (a) The 1998 Annual General Meeting of shareholders was held on June 30, 1998.

          (b)  The following directors were elected at the above meeting:
               Lawrence I. Bell, Werner G. Nennecker, and Anthony J. Petrina. The following Directors' terms of office did not expire at the meeting and they continued in office after the meeting: Peter M.D. Bradshaw, Douglas R. Cook, Michael A. Grandin, Peter R. Kutney, Lindsay D. Norman, and Fred C. Schulte.

          (c)  The following matters were voted upon at the meeting:



                                           For       Against   Withheld  Abstained   Not Voted
                                         ----------  -------   --------  ---------   ---------
Election of Directors:
  Mr. Bell                               31,139,480    ---     78,905    1,427,810     1,502
  Mr. Nennecker                          31,146,209    ---     72,176    1,427,810     1,502
  Mr. Petrina                            31,175,427    ---     42,958    1,427,810     1,502

Re-appointment of
  Coopers & Lybrand, as
  Auditors of the
  Company for 1998                       31,963,079  444,533   20,323      219,762      ---

Remuneration of Auditors                 31,775,807  634,899    ---        236,987         4


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

               May 28, 1998
               Item 5 - News release announcing that the Company intends to file a Plan of Reorganization with the U.S. Bankruptcy Court by July 31, 1998.

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

16